Form 10QSB
period 2003-12-31
AMP PRODUCTIONS LTD
filed 2004-02-10
CIK 1242513

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the quarterly Period ended December 31, 2003

                                       OR

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition Period from _____________ to _____________

                        Commission file number 333-106291

                              AMP PRODUCTIONS, LTD.
                              --------------------
          (Exact name of small business issuer as specified in its charter)

             Colorado                                   98-0400189
  -------------------------------           ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

             2708-939 Homer Street, Vancouver, British Columbia  V6B 2W6
           ---------------------------------------------------------------
                     (Address of principal executive offices)

                                 (604) 688-1075
                               ------------------
                           (Issuer's telephone number)


           ---------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

8,000,000 of Common Stock of the Issuer were outstanding as of December 31, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         Part I -- Financial Information

Item 1.     Financial Statements

AMP PRODUCTIONS, LTD.
(A development stage company.

Balance Sheet
December 31, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
================================================================================
                                         December 31, 2003        March 31, 2003
--------------------------------------------------------------------------------
ASSETS

Current
  Cash and cash equivalents                       $         34      $      5,785

Screenplays                                                  -                 -
--------------------------------------------------------------------------------
Total assets                                      $         34      $      5,785
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities

Current
  Accounts payable and accrued liabilities        $     11,720      $      8,177

Promissory note and accrued interest                    10,249            10,024
--------------------------------------------------------------------------------
                                                        21,969            18,201
--------------------------------------------------------------------------------
Stockholders' Deficiency

Share capital Authorized:
  100,000,000 common shares with a par value
  of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares         800               800

Additional paid-in capital                             (5,000)           (5,000)

(Deficit) accumulated during the development stage    (17,735)           (8,216)
--------------------------------------------------------------------------------
Total stockholders' equity deficiency                 (21,935)          (12,416)
--------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency    $         34      $      5,785
================================================================================
The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Stockholders' Deficiency
For the period from February 27, 2003 (inception) to December 31, 2003 (Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
================================================================================
                                                            Deficit
                                                        accumulated
                          Common Stock      Additional       during        Total
                      -------------------      paid-in  Development stockholders
                      Shares       Amount      capital        stage   Deficiency
--------------------------------------------------------------------------------
Issuance of common stock for cash

  March 3, 2003,
  $0.0001 per share   8,000,000   $   800   $        -   $        -   $      800

Screenplays transferred
  from a shareholder          -         -      (5,000)            -      (5,000)

Net Loss for the period       -         -            -      (8,216)      (8,216)
--------------------------------------------------------------------------------

Balance,
March 31, 2003        8,000,000   $   800   $  (5,000)   $  (8,216)   $ (12,416)

Net Loss for the period       -         -            -      (9,519)      (9,519)
--------------------------------------------------------------------------------
Balance,
December 31, 2003     8,000,000   $   800   $  (5,000)   $ (17,735)   $ (21,935)
================================================================================
The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
================================================================================
                                      Cumulative
                                   Amounts Since                    February 27,
                               February 27, 2003                            2003
                                     (inception)     Nine Months     (inception)
                                              to           Ended              to
                                     December 31     December 31        March 31
                                            2003            2003            2003
--------------------------------------------------------------------------------
General and administrative expenses
  Accounting                        $      5,075    $      3,425    $      1,650
  Consulting                               5,427               -           5,427
  Interest                                   249             225              24
  Legal                                    6,730           5,773             957
  Office                                     254              96             158
--------------------------------------------------------------------------------
                                          17,735           9,519           8,216
--------------------------------------------------------------------------------
Loss for the period                 $     17,735    $      9,519    $      8,216
================================================================================
Loss per share
 - basic and diluted                                $       0.00    $       0.00
================================================================================
Weighted average number of
  common shares outstanding
  - basic and diluted                                  8,000,000       8,000,000
================================================================================
The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepare by Management)
(Expressed in U.S. Dollars)
================================================================================
                                    Accumulative
                                   Amounts Since                    February 27,
                               February 27, 2003                            2003
                                     (inception)     Nine Months     (inception)
                                              to           Ended              to
                                     December 31     December 31        March 31
                                            2003            2003            2003
--------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Loss for the period               $   (17,735)    $    (9,519)    $    (8,216)
  Changes in assets and liabilities:
increase (decrease) in accounts
   payable and accrued liabilities         6,720           3,543           3,177
--------------------------------------------------------------------------------
                                        (11,015)         (5,976)         (5,039)
--------------------------------------------------------------------------------
Cash flows from financing activities
  Promissory note                         10,249             225          10,024
  Proceeds from issuance of common stock     800               -             800
--------------------------------------------------------------------------------
                                          11,049             225          10,824
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash
  equivalents                                 34         (5,751)           5,785

Cash and cash equivalents,
  beginning of period                          -           5,785               -
--------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                     $         34    $         34    $      5,785
================================================================================
Supplemental information:
  Non-cash investing activities:
    Screenplays                     $    (5,000)    $          -    $    (5,000)
================================================================================
The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
December 31, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
1.      Basis of Presentation

The accompanying financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the balance sheet as of December 31, 2003, and the related statements of operations and deficit and cash flows for the periods presented. These financial statements should be read in conjunction with AMP Productions' March 31, 2003, audited financial statements and the related notes thereto.

2.      Incorporation and Continuance of Operations

The Company was formed on February 27, 2003 under the laws of the State of Nevada. The Company has not commenced planned principal operations, producing filmed entertainment. The company is considered a development stage company as defined in SFAS No. 7. The Company has an office in Vancouver, Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred operating losses and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The Company has not generated any operating revenues to date.

3.     Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the nine months ended December 31, 2003.

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
December 31, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.     Significant Accounting Policies (continued)

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2003, the Company had no balance in a bank beyond insured limits.

Foreign Currency Transactions

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities and promissory note and accrued interest. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollar.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
December 31, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.     Significant Accounting Policies   (continued)

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation. SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

The Company did not grant any stock options during the nine months ended December 31, 2003.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the nine months ended December 31, 2003.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and hedging Activities. This Statement is effective for contracts entered into or modified after December 31, 2003. The implementation of SFAS No. 49 does not have any impact on the Company's financial statements.

In May 2003, the Financial Accounting Standard Board approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities after May 31, 2003 and, for pre-existing financial instruments, as of July 31, 2003. The Company does not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption dose not have any effect on its financial statements.

4.     Promissory Note and Accrued Interest, due February 25, 2005

Principal, unsecured and bearing interest at 3% per annum          $ 10,000
Accrued interest                                                        249
---------------------------------------------------------------------------
                                                                   $ 10,249

Item 2.     Management's Discussion and Analysis or Plan of Operations

Financial Condition, Liquidity and Capital Resources

Since inception on February 27, 2003, the purpose of our Company has been to develop and produce commercially salable feature-length motion pictures that can be produced for up to $10 million, but which have enduring value in all media. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On December 31, 2003, we had negative working capital of $(17,735) compared to negative working capital of $(8,216) on March 31, 2003. This change is primarily the result of legal and accounting fees arising from a public offering.

On December 31, 2003, our Company had total assets of $34 consisting of cash, which compares with our Company's assets on March 31, 2003, of $5,785.

On December 31, 2003, our Company's total liabilities were $21,969. Our total liabilities on January 31, 2002, were $18,201. The increase in liabilities was the result of legal and accounting fees arising from a public offering.

Our Company has not earned revenue since inception. Until the Company commences business operations, it expects to survive primarily with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company issued a promissory note to an unrelated party on March 3, 2003. Under the terms of the note, which is unsecured, we will pay the lender the sum of $10,000 on March 3, 2005, with interest accruing at an annual interest rate of 5%. Proceeds from the loan were used to pay for legal fees, accounting fees, and miscellaneous expenses.

Results of Operations

Our Company posted losses of $9,519 for the nine months ending December 31, 2003. The principal components of the loss were legal and accounting expenses. Operating expenses for the nine months ending December 31, 2003 were $9,519 compared to operating expenses of $8,216 for the period ending March 31, 2003.

Item 3.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer, who is also our Chief Financial Officer, has, within 90 days of the filing date of this report, evaluated our internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company's Chief Executive Officer and Chief Financial Officer concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

Part II.   Other Information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.    Exhibits

(a)     Exhibit     Description
        31.1        Certification Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

        32.1        Officers' Certification


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMP PRODUCTIONS, LTD.
(Registrant)

Date: February 9, 2004      /s/ Thomas E. Mills
                                Thomas E. Mills
                                President & Chief Financial Officer

Exhibit 31.1

Certification

I, Thomas E. Mills, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of AMP
Productions, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 9, 2004               By /s/ Thomas E. Mills
                               Thomas E. Mills
                               President & Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of AMP Productions, Ltd. on Form 10-QSB for the quarter ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Thomas E. Mills, Chief Executive Officer, President, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 9, 2004          By /s/ Thomas E. Mills
                                Thomas E. Mills
                                President & Chief Financial Officer