Form 10KSB
period 2004-03-31
AMP PRODUCTIONS LTD
filed 2004-06-24
CIK 1242513

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________
                      Commission file # 0-19949

                        AMP Productions, Ltd.
       (Exact Name of Registrant as Specified in its Charter)

                   Nevada                         98-0400189
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)         Identification number)

    500-666 Burrard Street, Vancouver,             V6C 2X8
              British Columbia                    (Zip Code)
(Address of principal executive offices)


              Issuer's telephone number: (604) 639-3169

     Securities registered under Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common
                      Stock, $0.0001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check  if there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The Issuer had no revenue for the fiscal year ended March 31, 2004.

As of March 31, 2004, 8,098,000 shares of Common Stock of the Issuer were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No
[X]

                     FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms "we", "us", "our", "Company" and "AMP Productions" means AMP Productions, Ltd., unless otherwise indicated.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Overview

We are a development stage, independent motion picture studio that plans to develop, produce, market, and distribute low-budget feature-length films to movie theaters and ancillary markets.

AMP Productions, Ltd.

We were incorporated under the laws of the State of Nevada on February 27, 2003, and maintain our head office and operations in Vancouver, British Columbia.

We currently have no employees. Our officers will assume employee status upon implementation of this plan. We may utilize independent contractors and consultants from time to time to assist in developing, producing and promoting our motion pictures. Independent contractors are generally paid on a commission, hourly or job-related basis, depending on the services being performed.

Our Business

We are committed to the development and production of commercially salable feature-length motion pictures that can be produced for up to $10 million, but which have enduring value in all media. We anticipate not only acquiring rights and producing motion pictures but also capitalizing on other marketing opportunities associated with these properties. We intend to exploit all available rights in each film, including the publishing and promotion of music, the incorporation of original songs on the sound track for subsequent use in promotion, sound track albums and story-telling records and the licensing of merchandising rights.

We do not have sufficient capital to independently finance our own productions. Accordingly, most of our financial resources will be devoted to financing development activities, which include the acquisition of screenplays, and underlying literary works (such as books and plays). The ability to create or identify and develop commercially viable properties that can be produced by us will be important for our success. In that regard, we believe that a key element to our success will be the reputations of Messrs. Mills and Thomas in the Vancouver film community and their access to and relationships with creative talent including actors, writers and directors.

We plan to employ a flexible strategy in developing and producing our motion picture and film properties. We will use our own capital and financial resources to develop a project to the point where it is ready to go into production. For each motion picture, we will assemble a business plan for presentation to prospective investors and financiers, consisting of the screenplay, a budget, shooting schedule, production board and the commitment by a recognizable actor or director.

We believe that we should be able to secure recognizable talent based on the attractiveness of the screenplay but we may also offer, as an added incentive, grants of our stock or options to acquire our stock. We will then secure the financing to produce the movie and make it available for distribution. The financing may come from, for example, the Canadian and British Columbia governments, financial institutions, lenders with profit participation, advances from distribution companies, accredited investors or a combination of sources.

The benefit of developing a project to this advanced stage is that we will have maximum leverage in negotiating production and financing arrangements. Nevertheless, there may be situations when we may benefit from financial assistance at an earlier stage. These occasions may be necessary as a result of lengthy development of a screenplay, the desirability of commissioning a screenplay by a highly paid writer, the acquisition of an expensive underlying work, or a significant financial commitment to a director or star.

It is common for motion picture producers to grant contractual rights to actors, directors, screenwriters, and other creative and financial contributors to share in revenue or net profits from the motion picture. Except for the most sought-after talent, these third-party participants are generally paid after all distribution fees, marketing expenses, direct production costs and financing costs are recouped in full. We plan to be flexible in compensating talent. We are not averse to entering into profit sharing arrangements. We will also consider the use of our securities to reward the actors and other participants in a successful motion picture.

Motion picture revenue is derived from the worldwide licensing of a motion picture to several distinct markets, each having its own distribution network and potential for profit. The selection of the distributor for each of our feature films will depend upon a number of factors. Our most basic criterion is whether the distributor has the ability to secure bookings for the exhibition of the film on satisfactory terms. We will consider whether, when and in what amount the distributor will make advances to us. We will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures. We will not attempt to obtain financing for the production of a particular film unless we believe that adequate distribution arrangements for the film can be made.

No assurance can be given that our feature films, if produced, will be distributed and, if distributed, will return our initial investment or make a profit. To achieve the goal of producing profitable feature films, we plan to be extremely selective in our choice of literary properties and exercise a high degree of control over the cost of production. Although we plan to produce films that will generate substantial box office receipts, we will produce our films in a fiscally conservative manner. We believe that it is possible for a feature film to return the initial investment and show a profit based on an average box office run, with residuals from the sale of ancillary rights adding to cash flow in future years. By keeping strict control of our costs, we will strive for consistent and profitable returns on our investment.

Feature Film Production

Feature film production does not require the ownership of expensive equipment. All the necessary equipment needed to engage in every aspect of the film production process can be rented or borrowed for the period in which it is needed. This is standard operating procedure for all production companies within the industry and we plan to follow this procedure in our productions. Such rentals and temporary equipment are accounted for in the budget of each film in what are called the "below the line" costs that are directly charged to the production or the cost of "manufacturing" the film. We plan to rent whatever equipment is needed for the shortest period of time and to coordinate its use to avoid idle time.

Essential to our success will be the production of high quality films with budgets up to $10 million that have the potential to be profitable. We will not engage in the production of X-rated material. We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public. Our films will be cast into a wide range of genres. All movies that may be produced will be suitable for domestic and international theatrical exhibition, pay cable, network and syndicated television, as well as all other ancillary markets.

The low budgets, within which we intend to operate, will serve the dual purpose of being low enough to limit our downside exposure and high enough to pay for a feature film with accomplished actors or directors that appeal to the major markets. The market pull of the talent to be used must justify their fees by helping to attract advances. Our budgets must remain small enough so that a large percentage of our capital is not put at risk. We intend to produce projects with built-in break-even levels that can be reached with ancillary and foreign distribution revenue. If the movie crosses-over into a wide national distribution release, we can potentially generate a large profit because our share is not limited as with ancillary and foreign revenue.

In order to produce quality motion pictures for relatively modest budgets, we will seek to avoid the high operating expenses that are typical of major U.S. studio productions. We do not plan on having high overhead caused by large staffs, interest charges, substantial fixed assets, and the investment in a large number of projects never produced. Central to our plan for reducing costs will be the production of our motion pictures in Vancouver, British Columbia, Canada. Vancouver provides an ample talent base, a wide range of auxiliary services such as post production facilities, sound stages and animation studios, and an extremely diverse selection of filming locations. This, in conjunction with an extremely favorable exchange rate and competitive wage rates, will enable us to produce motion pictures for far lower production costs than a similar quality production in the United States. Additionally, we believe that by maintaining a smaller, more flexible staff with fewer established organizational restrictions we can further reduce costs through better time management than is possible in a major studio production.

We also plan to enter into co-productions with experienced and qualified production companies in order to become a consistent supplier of motion pictures to distributors in the world markets. With dependable and consistent delivery of product to these markets, we believe that distribution arrangements can be structured which will be equivalent to the arrangements made by major studios. If we enter into a co-production we do not want to relinquish control of the project, so we intend to provide up to 50% of the funds required by the production. We may obtain our portion of the production costs from third parties in the form of debt financing, profit participation or government financing. We can give no assurance that we will be able to secure such financing, and as such, we may be required to relinquish control of the project. If we lose control of the project then we will likely be unable to influence the production, sale, distribution or licensing of the film.

Primary responsibility for the overall planning, financing and production of each motion picture will rest with our officers. For each motion picture we will employ an independent film director who will be responsible for, or involved with, many of the creative elements, such as direction, photography, and editing. All decisions will be subject to budgetary restrictions and our business control, although we will permit an independent director to retain reasonable artistic control of the project, consistent with its completion within strict budget guidelines and the commercial requirements of the picture.

Financing Strategy

We  will  not be able to produce a feature film on our own  with  the proceeds of this offering without additional outside financing and the deferral of certain production costs. Wherever possible we will attempt to make arrangements with providers of goods and services to defer payment until a later stage in the production and financing cycle. Once a film package has been assembled, there are various methods to obtain the funds needed to complete the production of a movie. Examples of financing alternatives include the assignment of our rights in a film to a joint venture or a co-producer. Also, we may form a limited liability company or partnership where we will be the managing member or the general partner. In addition we may obtain favorable pre-release sales or pre-licensing commitments from various end-users such as independent domestic distributors, foreign distributors, cable networks, and video distributors. These various techniques, which are commonly used in the industry, can be combined to finance a project without a major studio financial commitment.

By virtue of our location in British Columbia, Canada, we may be able to obtain financial support from Telefilm Canada and British Columbia Film. By operating in British Columbia and maintaining a permanent establishment in Vancouver, we expect to be able to borrow against tax credits obtained through Canadian federal and provincial production services tax credits. These tax credits will enable to us to recover 27% to 33% of eligible labor costs, or approximately 13.5% to 16.5% of our total production budget. Canadian banks commonly allow producers to borrow against such tax credits in producing motion pictures. Our location in Canada may also allow us to access foreign government financing through international co-productions with treaty countries.

We may use any one or a combination of these or other techniques to finance our films. We anticipate that any financing method will permit us to maintain control over the production. There can be no assurance that we will be able to successfully arrange for such additional financing and to the extent we are unsuccessful, our production activities may be adversely affected.

As part of our financing strategy, we may use some of the proceeds of this offering that is allocated to movie production to be used as an advance payment to secure the services of a star actor. This will assure the actor's services and will assist us in obtaining financing to produce the movie.

Distribution Arrangements

Effective distribution is critical to the economic success of a feature film, particularly when made by an independent production company. We have not as yet negotiated agreements for the distribution of our films.

We intend to release our films in the United States through existing distribution companies, primarily independent distributors. We will retain the right for ourselves to market the films on a territory-by-territory basis throughout the rest of the world and to market television and other uses separately. In many instances, depending upon the nature of distribution terms available, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one major distributor.

It is not possible to predict, with certainty, the nature of the distribution arrangements, if any, which we may secure for our motion pictures.

To the extent that we engage in foreign distribution of our films, we will be subject to all of the additional risks of doing business abroad including, but not limited to, government censorship, currency fluctuations, exchange controls, greater risk of "piracy" copying, and licensing or qualification fees.

Competition

The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of leisure entertainment. The industry is currently evolving such that certain multinational multimedia firms will be able to dominate because of their control over key film, magazine, and television content, as well as key network and cable outlets. These organizations have numerous competitive advantages, such as the ability to acquire financing for their projects and to make favorable arrangements for the distribution of completed films.

We will be competing with the major film studios that dominate the motion picture industry. Some of these firms we compete with include:
News Corporation's Twentieth Century Fox; AOL Time Warner's Warner Bros. including Turner, New Line Cinema and Castle Rock Entertainment; Viacom's Paramount Pictures; Vivendi Universal's Universal Studios; Sony Corp.'s Sony Pictures including Columbia and TriStar; Walt Disney Company's Buena Vista, Touchstone and Miramax and Metro-Goldwyn-Mayer including MGM Pictures, UA Pictures, Orion and Goldwyn. We will also compete with numerous independent motion picture production companies, television networks, and pay television systems, for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel, and production financing. Nearly all of the firms we will compete with are organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories, and may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements. In addition, our films will compete for audience acceptance with motion pictures produced and distributed by other companies. Our success will be dependent on public taste, which is both unpredictable and susceptible to rapid change.

As an independent film production company, we most likely will not have the backing of a major studio for production and distribution support; and consequently, we may not be able to complete a motion picture, and if we do, we may not be able to make arrangements for exhibition in theaters. Our success in theaters may determine our success in other media markets.

In order to be competitive, we intend to create independent motion pictures of aesthetic and narrative quality comparable to the major film studios that appeal to a wide range of public taste both in the United States and abroad. By producing our films in Canada we believe that we will be able to significantly reduce production costs, and thereby offer our films to distributors at extremely competitive pricing. We plan to be very selective when choosing literary properties to develop. We plan to produce our motion pictures efficiently, by employing talented and established professionals with experience in the industry. Also, we plan on exploiting all methods of distribution available to motion pictures.

Intellectual Property Rights

Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada. These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. We plan to take appropriate and reasonable measures to secure, protect, and maintain copyright protection for all of our pictures under the laws of the applicable jurisdictions. Motion picture piracy is an industry-wide problem. Our industry trade association provides a piracy hotline and investigates all piracy reports. The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation and/or the Royal Canadian Mounted Police with the possibility of criminal prosecution.

Under the copyright laws of Canada and the United States, copyright in a motion picture is automatically secured when the work is created and "fixed" in a copy. We intend to register our films for copyright with both the Canadian Copyright Office and the United States Copyright Office. Both offices will register claims to copyright and issue certificates of registration but neither will "grant" or "issue" copyrights. Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Copyright in both Canada and the United States does not cover the idea or concept behind the work or any characters portrayed in the work. Registration with the appropriate office establishes a public record of the copyright claim.

To register a motion picture with the Canadian Copyright Office or the United States Copyright Office, a signed application; a complete copy of the motion picture being registered; a written description of the contents of the motion picture; and a filing fee must be sent to each respective office. A copyright registration is effective on the date the office receives all the required elements in acceptable form.

Ordinarily, a number of individuals contribute authorship to a motion picture, including the writer, director, producer, camera operator, editor, and others. Under the laws of both Canada and the United States, these individuals are not always considered the "authors," however, because a motion picture is frequently a "work made for hire." In the case of a work made for hire, the employer, not the individuals who actually created the work, is considered the author for copyright purposes. We intend all of our films to be works made for hire in which we will be the authors and thereby own the copyright to our films.

Canada's copyright law is distinguished from that of the United States by recognizing the moral rights of authors. Moral rights refer to the rights of authors to have their names associated with their work, and the right to not have their work distorted, mutilated or otherwise modified, or used in association with a product, service, cause or institution in a way that is prejudicial to their honor or reputation. Moral rights cannot be sold or transferred, but they can be waived. We intend that all individuals who contribute to the creation of any of our motion pictures will be required to waive any such moral rights that they may have in the motion picture.

For copyright purposes, publication of a motion picture takes place when one or more copies are distributed to the public by sale, rental, lease or lending, or when an offering is made to distribute copies to a group of persons (wholesalers, retailers, broadcasters, motion picture distributors, and the like) for purposes of further distribution or public performance. A work that is created (fixed in tangible form for the first time) on or after January 1, 1978, is automatically protected from the moment of its creation and is ordinarily given a term enduring for the author's life plus an additional 70 years after the author's death. For works made for hire, the duration of copyright will be 95 years from publication or 120 years from creation, whichever is shorter.

Although we plan to copyright all of our film properties and projects, there is no practical protection from films being copied by others without payment to us, especially overseas. We may lose an indeterminate amount of revenue as a result of motion picture piracy. Being a small company, with limited resources, it will be difficult, if not impossible, to pursue our various remedies.

Motion picture piracy is an international as well as a domestic problem. It is extensive in many parts of the world. In addition to the Motion Picture Association of America, the Motion Picture Export Association, the American Film Marketing Association, and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. The United States government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of American motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, such actions may impact the revenue that we realize from the international exploitation of our motion pictures. If not enacted or if other measures are not taken, the motion picture industry, including us, may lose an indeterminate amount of revenue as a result of motion picture piracy.

Censorship

An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration. The film distributor generally submits its film to the Code and Rating Administration for a rating. We plan to follow the practice of submitting our pictures for ratings.

Television networks and stations in the United States as well as some foreign governments may impose additional restrictions on the content of a motion picture that may wholly or partially restrict exhibition on television or in a particular territory.

We will not engage in the production of X-rated material. We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public. We plan to produce our motion pictures so there will be no material restrictions on exhibition in any major market or media. This policy may require production of "cover" shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories.

There can be no assurance that current and future restrictions on the content of our films may not limit or affect our ability to exhibit our pictures in certain territories and media.

Theatrical distribution of motion pictures, in a number of states and certain jurisdictions, is subject to provisions of trade practice laws passed in those jurisdictions. These laws generally seek to eliminate the practice known as "blind bidding" and prohibit the licensing of films unless theater owners are invited to attend screenings of the film first. In certain instances, these laws also prohibit payment of advances and guarantees to film distributors by exhibitors.

Labor Laws

We are aware that the cost of producing and distributing filmed entertainment has increased substantially in recent years. This is due, among other things, to the increasing demands of creative talent as well as industry-wide collective bargaining agreements. Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who will be involved in our productions are members are guilds or unions that bargain collectively on an industry-wide basis. We have found that actions by these guilds or unions can result in increased costs of production and can occasionally disrupt production operations. If we are unable to operate or produce a motion picture, it may substantially harm our ability to earn revenue.

We will use non-unionized talent whenever possible to reduce our costs of production. Notwithstanding, many individuals associated with our productions, including actors, writers and directors, will be members of guilds or unions, which bargain collectively with producers on an industry-wide basis from time to time. Our operations will be dependent upon our compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions. Strikes or other work stoppages by members of these unions could delay or disrupt our activities. The extent to which the existence of collective bargaining agreements may affect us in the future is not currently determinable.

ITEM 2.   DESCRIPTION OF PROPERTY

We are presently leasing 500 square feet of office space in downtown Vancouver at an effective annual rate of approximately $12,000 per year.


ITEM 3.   LEGAL PROCEEDINGS

Neither AMP Productions, Ltd., nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against AMP Productions, Ltd. or its officers or directors. None of the our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our securities holders during the fourth quarter ended March 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

At present, our common stock is not traded publicly.

As of March 31, 2004, there were three owners of record of the Company's common stock.

Recent Sales of Registered Securities

On March 23, 2003, 6,000,000 restricted common shares were issued to our President, Treasurer and director, Thomas E. Mills, in exchange for a cash payment on behalf of AMP of $600. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

On March 26, 2003, 2,000,000 restricted common shares were issued to our Vice-President, Secretary and Director, Fidel Thomas, in exchange for a cash payment on behalf of AMP of $200. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

Dividend Policy

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Use of Proceeds from Registered Securities

We are presently making our initial public offering of 1,750,000 shares of our voting common stock at an offering price of $0.10 per share. On December 18, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-106291) effective. Our offering commenced on January 23, 2004, and will terminate on June 16, 2004. We have thus far sold 98,000 shares through the offering at a price of $0.10 per share.

The following table sets out the calculation of net proceeds from our public offering during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until March 31, 2004:

                                           Amount ($)

Gross  offering proceeds as of
    March  31, 2004                        9,800

Offering  expenses incurred from
December 18, 2003 to March 31, 2004 (1)    1,350

Printing Costs                             1,000

Total Expenses                             2,350

Net offering proceeds as of
    March 31, 2004                         6,650


(1)  All expenses paid directly to independent third parties.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Financial Condition, Liquidity and Capital Resources.

We were incorporated for the purpose of developing, producing, marketing, and distributing low-budget feature-length films to movie theaters and ancillary markets. Our capital has been obtained via issuance of common stock and shareholder loans. On December 18, 2003, the Securities and Exchange Commission declared effective our Form SB-2 Registration Statement (Commission File No. 333-106291) concerning our initial public offering of 1,750,000 voting shares of our Common Stock at an offering price of $0.10 per share. The offering commenced on January 23, 2004 and will terminate on June 16, 2004. We have thus far sold 98,000 shares of our Common Stock at an offering price of $0.10 per share, for gross proceeds of $9,800.

As of March 31, 2004, our total assets were comprised of $9,124 in cash. This is an increase from our assets, being cash reserves of $5,785, as of March 31, 2003.

As of March 31, 2004, our total liabilities increased to $26,793 from $18,201 as of March 31, 2003. This increase resulted from an increase in accounts payable and accrued liabilities, primarily as a result of professional fees and offering expenses.

As of March 31, 2004, we had a deficit working capital of $17,669 compared with a deficit working capital of $12,416 as of March 31, 2003.

We have not generated revenue since the date of inception, but we realized a gain on foreign exchange in the amount of $1,007. We do not presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations. We estimate that we will need to sell a minimum of $131,250 or 75 percent of our public offering to meet our cash requirements for the next 12 months. With this capital, we intend to pay existing debt, complete development of several motion pictures and enter into the pre-production stage for at least one them. If we only raise a nominal amount from our public offering (for example, $17,500 or 10 percent of the offering) we will use all proceeds to pay for offering expenses, and it will be necessary for us to seek additional financing through equity private placements and/or debt financing.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations.

We posted losses of $15,053 for the year ending March 31, 2004. The principal components of the loss were professional and offering expenses. Operating expenses for the year ending March 31, 2004, were $16,060, an increase from losses of $8,216 incurred to March 31, 2003.

ITEM 7.        FINANCIAL STATEMENTS

               AMP PRODUCTIONS, LTD.
               (A development stage enterprise)

               Financial Statements
               (Expressed in U.S. Dollars)

               March 31, 2004 and 2003



               Index

               Report of Independent Auditors
               Balance Sheets
               Statements of Stockholders' Deficiency
               Statements of Operations
               Statements of Cash Flows
               Notes to Financial Statements





MOORE STEPHENS ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS
1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
Website:  www.ellisfoster.com


REPORT OF INDEPENDENT AUDITORS
To the Board of Directors and Stockholders
AMP PRODUCTIONS, LTD.
(A development stage enterprise)

We have audited the balance sheets of AMP Productions, Ltd. (the "Company") (a development stage enterprise) as at March 31, 2004 and 2003, the related statements of stockholders' deficiency from February 27, 2003 (inception) to March 31, 2004 and the statements of operations and cash flows for the years ended March 31, 2004, 2003 and from October 8, 2001 (inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended March 31, 2004, 2003 and from October 8, 2001 (inception) to March 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has not generated any revenue from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                  "MOORE STEPHENS ELLIS FOSTER LTD."
June 10, 2004                                Chartered Accountants

AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheet
March 31, 2004 and 2003
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
                                                      March 31,        March 31,
                                                      2004              2003
ASSETS

Current
  Cash and cash equivalents                            $ 9,124           $ 5,785

Screenplays (Note 5)                                         -                 -
--------------------------------------------------------------------------------
Total assets                                           $ 9,124           $ 5,785
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities

Current
  Accounts payable and accrued liabilities             $11,469           $ 3,177
  Due to related parties (Note 5)                        5,000             5,000
  Promissory note and accrued interest (Note 3)         10,324            10,024
--------------------------------------------------------------------------------
Total liabilities                                       26,793            18,201
================================================================================

Stockholders' Deficiency

Share capital
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share

  Issued and outstanding:  8,098,000 common shares         810               800
             (March 31, 2003 - 8,000,000)

Additional paid-in capital                               4,790           (5,000)

(Deficit) accumulated during the development stage    (23,269)           (8,216)
--------------------------------------------------------------------------------
Total stockholders' equity deficit                    (17,669)          (12,416)
--------------------------------------------------------------------------------

Total liabilities and stockholders' (deficit)         $  9,124           $ 5,785
================================================================================
The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Stockholders' Deficiency
For the period from February 27, 2003 (inception) to
March 31, 2004
(Expressed in U.S. Dollars)
================================================================================

                                                                      Deficit       Total
                                          Common stock     Additional accumulated   stockholders'
                                      ---------- --------- paid-in    during        deficiency
                                       Shares      Amount  capital    development
                                                                      stage
------------------------------------- ---------- --------- ---------- ------------- -------------
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share    8,000,000  $     800 $        - $           - $         800


Screenplays transferred from a                -          -    (5,000)             -       (5,000)
shareholder

Comprehensive income (loss)
  Loss for the period                         -          -                  (8,216)       (8,216)
------------------------------------- ---------- --------- ---------- ------------- -------------
Balance, March 31, 2003               8,000,000  $     800 $  (5,000) $     (8,216) $    (12,416)
------------------------------------- ---------- --------- ---------- ------------- -------------
Issuance of common stock for cash
  March 19, 2004, $0.0001 per share      98,000         10      9,790             -         9,800

Comprehensive income (loss)
  Loss for the period                         -          -          -      (15,053)      (15,053)
------------------------------------- ---------- --------- ---------- ------------- -------------
Balance, March 31, 2004               8,098,000  $     810 $  (4,790) $    (23,269) $    (17,669)
===================================== ========== ========= ========== ============= =============

The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)
Statement of Operations
(Expressed in U.S. Dollars)

                               Cumulative
                              February 27             February 27
                                     2003                    2003
                              (inception)             (inception)
                                       to  Year Ended          to
                                 March 31    March 31    March 31
                                     2004        2004        2003
============================= =========== =========== ===========
General and
administrative
expenses
  Accounting                  $     5,724 $     4,074 $     1,650
  Consulting                        5,427           -       5,427
  Interest and bank charges         1,004         980          24
  Legal                             6,513       5,556         957
  Listing and filing fees           4,450       4,450           -
  Office                              158           -         158
  Printing                          1,000       1,000           -
----------------------------- ----------- ----------- -----------
Operating (loss)                 (24,276)    (16,060)     (8,216)
----------------------------- ----------- ----------- -----------

Other income
  Foreign exchange gain             1,007       1,007           -
----------------------------- ----------- ----------- -----------

Net loss for the period       $ (23,269)  $  (15,053) $   (8,216)

Basic and diluted                         $    (0.00) $    (0.00)
  Loss per share
============================= =========== =========== ===========
Weighted average number of
  common shares outstanding
  - basic and diluted                       8,003,213   8,000,000
============================= =========== =========== ===========

The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Expressed in U.S. Dollars)

                               Cumulative
                              February 27             February 27
                                     2003                    2003
                              (inception)             (inception)
                                       to  Year Ended          to
                                 March 31    March 31    March 31
                                     2004        2004        2003
============================= =========== =========== ===========
Cash flows from (used in)
operating activities
  Loss for the period         $  (23,269) $  (15,053) $   (8,216)
  Changes in non-cash
working capital items:
  - accounts payable and           11,469       8,292       3,177
accrued liabilities
----------------------------- ----------- ----------- -----------
                                 (11,800)     (6,761)     (5,039)
----------------------------- ----------- ----------- -----------
Cash flows from financing
activities
  Promissory note                  10,324        300       10,024
  Proceeds from issuance of        10,600      9,800          800
common stock
----------------------------- ----------- ----------- -----------
                                   20,924     10,100       10,824

Increase in cash and cash           9,124      3,339        5,785
equivalents

Cash and cash equivalents,              -      5,785            -
beginning of period
----------------------------- ----------- ----------- -----------
Cash and cash equivalents,        $ 9,124 $    9,124 $      5,785
end of period
============================= =========== =========== ===========
Supplemental information:
  Non-cash investing            $ (5,000) $        - $    (5,000)
  activities:  Screenplays
============================= =========== =========== ===========

The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)

1.   Incorporation and Continuance of Operations


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

2.   Significant Accounting Policies

     (a)  Cash and Cash Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2004 and 2003, cash and cash equivalents consist of cash only.

     (b)  Accounting Estimates

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

     (c)  Advertising Expenses

          The  Company  expenses advertising costs as incurred.   There  was  no
          advertising expenses incurred by the Company for the period ended March 31, 2004 and 2003.

     (d)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)

2.   Significant Accounting Policies (continued)


     (e)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2004, the Company had no balance in a bank beyond insured limits.

     (f)  Foreign Currency Transactions

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

     (g)  Fair Value of Financial Instruments

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

     (h)  Income Taxes

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

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)

2.   Significant Accounting Policies   (continued)


     (i)  Stock-Based Compensation

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

          The Company did not grant any stock options during the year ended March 31, 2004.

     (j)  Comprehensive Income

          The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended March 31, 2004.

     (k)  Goodwill and Intangible Assets

          Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

     (l)  Accounting for Derivative Instruments and Hedging Activities

          The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)

2.   Significant Accounting Policies   (continued)


     (m)  Long-Lived Assets Impairment

          Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

     (n)  New Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements.

          In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, Employer's Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post retirement plans, SFAS No. 132(R) is effective for the financials statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for the fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) does not have an impact on the Company's financial position or results of operations.

          In December, 2003, the American Institute of certified Public Accounts and the Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has not yet determined the impact on the financial statements of SAB No. 105, which must be implemented for loan commitments entered into on or after April 1, 2004. The Company is currently analyzing the impact of the SEC's position and will, if required, account for its loan origination commitments prescribed.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)

2.   Significant Accounting Policies   (continued)

     (n)  New Accounting Pronouncements (continued)

          In January 2003, the FASB released FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provision of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as of December 31, 2003. The Company expects that the full adoption of FIN 46R in 2004 will not have a material impact on the Company's financial position or results of operations.

3.   Promissory Note and Accrued Interest, due February 25, 2005

        Principal, unsecured and bearing              $ 10,000
        interest at 3% per annum
        Accrued interest                                   324
                                                      --------
                                                      $ 10,324
                                                      ========

4.   Income Taxes
     As at March 31, 2004, the Company has estimated net operating losses carryforward for tax purposes of $23,000. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                        2004          2003
                                        --------      --------
        Tax loss carry forwards         $8,000        $4,550
        Valuation allowance             (8,000)       (4,550)
                                        --------      --------
                                        $    -        $    -
                                        ========      ========

5.   Related Party Transactions and Commitments

     On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company is granted an option, for a period of one year, to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. As at March 31, 2003, this amount remained unpaid and is included in accounts payable and stockholders' equity. In accordance with SEC Staff Accounting Bulletin 5G:
     Transfers of Non-monetary Assets by Promoters or Shareholders, the asset value of the screenplays is recorded at nil, as it is the transferor's historical cost.

     The purchase prices for the two screenplays will be $10,000 and $20,000, respectively, plus the following contingent compensations for each of the screenplays:

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)

5.   Related Party Transactions and Commitments  (continued)

     (a) In the event that a theatrical or televisions motion picture is produced by the Company or its assigns, based on the Property (the "Picture") and the budget of the Picture as of the first day of principal photography and as allowed by all entities financing or guaranteeing completion of the Picture, is not less than $1,500,000, the vendor shall receive additional compensation to make the Purchase Price equivalent to the Script Fee payable to a writer pursuant to the most current Independent Production Agreement of the Writer's Guild of Canada.

     (b) In addition to the amounts set out above, the Company shall pay to the vendor 3% of 100% of the Company's "Net Profits" of the Picture, or any television series, pilot or movie-of-the-week (as that term is used in the entertainment industry) that derives directly from the Property. "Net Profits" will be defined, computed, accounted for and paid in accordance with the Company's standard Net Profits definition based on the Company's "break even" negative cost position after payment of all reasonable production expenses and receipt by the Company of all distribution advances and gross receipt from exploitation of the Picture and the Property.

6.   Comparative Figure

     Certain of the comparative figures have been reclassified to conform to the current year's presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were neither changes in accountants nor disagreements of the type required to be reported under this item between us and our independent accountants during the fiscal years ended March 31, 2004 or 2003.

ITEM 8a.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

Name             Position          Age    Term Period Served as
                                          Director/Officer
---------------- ----------------- ----   ---------------------
Thomas E. Mills  President,          37   03/03/03 to present
                 Treasurer,
                 Director

Fidel Thomas     Vice-President,     40   03/03/03 to present
                 Secretary,
                 Director

Thomas E. Mills serves as our President and Treasurer. Mr. Mills is a lawyer, practicing in British Columbia, Canada, who has a wide range of experience in the fields of entertainment law, securities, commercial transactions and e-commerce. After being called to the Bar of British Columbia in 1997, Mr. Mills began practicing as an associate with Danks & Company, a law firm with a practice limited to the entertainment industry. His experience while with Danks & Company was primarily in the areas of film production, finance and intellectual property. In 1998, Mr. Mills moved to the law firm of McRae, Holmes & King to practice in the area of commercial litigation, as an associate. Mr. Mills left McRae, Holmes & King in 2000, to take a position as in-house counsel for Healthnet International, Inc., a Colorado corporation with a head office in Vancouver, British Columbia having its shares quoted on the NASD OTC:BB (trading symbol HLNT). Healthnet was in the business of providing turn-key e-commerce solutions primarily to the health and nutraceutical industry. While working for Healthnet, Mr. Mills was responsible for commercial agreements, corporate governance, and compliance with securities regulations.
In 2001, Mr. Mills took the position of President of Scarab Systems, Inc., a privately held Nevada corporation in the business of providing electronic payment solutions to the e-commerce sector. In July 2002, Scarab Systems, Inc. was acquired by iRV, Inc., a Colorado corporation having its shares quoted on the NASD OTC:BB (trading symbol: IRVV), in a reverse takeover. Under the terms of the acquisition, Mr. Mills became and remains President and chief executive officer of iRV, Inc. On March 24, 2003, iRV, Inc. changed its name to Scarab Systems, Inc. Mr. Mills presently devotes 10 hours a week to Scarab System, Inc. He has maintained a part-time legal practice since 2000, to which he devotes not more than 25 hours per week. Mr. Mills received his Bachelor of Laws degree from the University of British Columbia in 1996, and holds a Bachelor of Arts degree obtained from the University of Waterloo, Waterloo, Ontario in 1992.

Fidel Thomas serves as our Vice-President and Secretary. Mr. Thomas has been involved in the film business for more than twelve years. His career started in the United Kingdom with an independent film company, Time and Vision. There he served as head of development and was involved in all areas of the creative process in independent film production. In 1994, Mr. Thomas was offered a position at Johnson Family Films, where he took on a producers role. In 1996, he was an integral part of the critically acclaimed feature "The Mexican Stand Off," which was sold to six territories in Europe. In 1998 Mr. Thomas formed Inner Vision Images Motion Picture Corp., a consulting group that advises the independent film community on film production, finance and distribution. Mr. Thomas has been the President, Chief Executive Officer and a director of Inner Vision Images Motion Picture Corp. since 1998. Mr. Thomas obtained a degree in sociology at the University of East London, U.K., a degree in fine art at Kingsway University Central London, and a diploma in media practice/advanced screen writing at the Birkbeck College for extramural studies U.K.

All directors serve for terms of one year each, and are subject to re-election at our regular Annual Meeting of Shareholders, unless they earlier resign.

There are no material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our
subsidiaries  or  has  a  material  interest  adverse  to  us  or  any  of   our
subsidiaries.

We have attempted and will continue to continue to attempt to insure that any transactions between us and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm's-length basis.

We do not have an audit committee. We do not have an audit committee financial expert because we have not as yet earned any revenue.

We  are a newly organized company that has not, as yet, earned any revenue.   As
such, we have not had the resources to develop a code of ethics for our senior officers

Involvement in Certain Legal Proceedings

Except as noted herein or below, during the last five-(5) years none of our directors or officers have:

(1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, our Executive (and certain other) Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All of these filing requirements were satisfied by the Company's Officers, Directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO") for all services rendered in all capacities to us and our subsidiaries for each of our last three completed fiscal years.

TABLE 1

SUMMARY COMPENSATION TABLE

                     Annual Compensation          Long Term Compensation
                ------------------------------ ---------------------------
                                                     Awards        Payouts
                                               ------------------- --------
Name and
Principal                         Other        Restricted          LTIP     All Other
Position        Year Salary Bonus Annual       Stock     Options/  Payouts  Compensation
(1)                               Compensation Awards    SARs
--------------- ---- ------ ----- ------------ ---------- -------- -------- ------------
Thomas E. Mills 2003  nil    nil      nil          nil       nil      nil      nil
President (3)   2004  nil    nil      nil          nil       nil      nil      nil

(1) No executive officer received greater than $100,000 in salary during the fiscal years ended March 31, 2004 or 2003. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2004, the following table sets forth information known by our management regarding beneficial ownership of our common stock at the date of this prospectus by: each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

Name                       Number of Shares        %
-------------------------- ---------------------- ----
Thomas E. Mills             6,000,000              74%

Fidel Thomas                2,000,000              25%

Directors and               8,000,000              99%
officers as a group
(two persons)

The address for all officers and directors is 2708-939 Homer Street, Vancouver, British Columbia, Canada, V6B 2W6.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Position with
Name              AMP Productions Shares     Consideration  Date
----------------- --------------- ---------- -------------- ---------
Thomas E. Mills   President,      6,000,000       $600      March 23,
                  Treasurer                                 2003

Fidel Thomas      Vice-President  2,000,000       $200      March 26,
                  Secretary                                 2003

On March 2, 2003, we acquired options from Mr. Thomas, our Vice-President, Secretary and director, to two screenplays titled "Code Blue" and "Pelicula" for $2,500 each. Mr. Thomas became the Vice-President of AMP on March 3, 2003, and he later became a director of AMP on March 15, 2003. The price agreed upon for the options from Mr. Thomas was determined to be fair by our President, Thomas
E. Mills, without the benefit of third party advice or consultation. The options grant us the right, for a period of one year, to acquire all right, title and interest to the two screenplays for $10,000 and $20,000 respectively, plus contingent payments based on the following milestones for each screenplay that we make into a motion picture:

(i) If we make a motion picture based on the screenplay, and the budget for that motion picture exceeds CAD$1,500,000 then we shall pay Mr. Thomas additional compensation to make the price paid for the screenplay equal to the screenplay fee payable to a writer pursuant to the most current Independent Production Agreement of the Writer's Guild of Canada. According to the Writer's Guild of Canada, the screenplay fee for 2003 is $45,450.

(ii) If we make a motion picture based on the screenplay, we will pay to Mr. Thomas 3% of our net profits from the motion picture, or any television series, pilot or movie-of-the-week derived from the screenplay.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit   Title
    No.
    --------- ---------------------------------------------------
    3.1       Articles of Incorporation, AMP Productions, Ltd.
    3.2       Bylaws, AMP Productions, Ltd.
    4.1       Form of Stock certificate
    14.1      Code of Ethics for Senior Financial Officers
    23.1      Consent of Certifying Accountants
    31.1      Certification of Chief Executive Officer and Chief
              Financial Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
    32.1      Certifications pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

We filed no reports on Form 8-K during the period.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our board of directors appointed Moore Stephens Ellis Foster Ltd. as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal years ended March 31, 2004 and March 31, 2003 were $4,000 and $2,000, respectively.

Audit Related Fees

For the fiscal years ended March 31, 2004 and March 31, 2003, the aggregate fees billed for assurance and related services by Moore Stephens Ellis Foster Ltd. relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were nil, respectively.

Tax Fees

For the fiscal years ended March 31, 2004 and March 31, 2004, the aggregate fees billed for tax compliance, by Moore Stephens Ellis Foster Ltd. were nil, respectively.

All Other Fees

For the fiscal years ended March 31, 2004 and March 31, 2003, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for other non-audit professional services, other than those services listed above, totaled nil, respectively.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Moore Stephens Ellis Foster Ltd. is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

  -approved by our audit committee; or

  -entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

The audit committee has considered the nature and amount of the fees billed by Moore Stephens Ellis Foster Ltd., and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Moore Stephens Ellis Foster Ltd.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMP PRODUCTIONS, LTD.

Date:  June 12, 2004               By:/s/Thomas Mills
                                      Thomas E. Mills, Chief
                                      Executive Officer,
                                      Chief Principal Accounting
                                      Officer, President

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                       DATE

/s/Thomas Mills          Chief Executive Officer,    June 12, 2004
Thomas E. Mills          Chief Principal Accounting
                         Officer, President &
                         Director

/s/Fidel Thomas          Vice-President, Secretary   June 12, 2004
Fidel Thomas             & Director
