Form 10QSB
period 2004-06-30
AMP PRODUCTIONS LTD
filed 2004-08-26
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-106291

                              AMP Productions, Ltd.
             (Exact Name of Registrant as Specified in its Charter)

                    Nevada                             98-0400189
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)            Identification number)

500-666 Burrard Street, Vancouver, British Columbia     V6C 2X8
  (Address of principal executive offices)             (Zip Code)

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

As of June 30, 2004, the Issuer had 9,014,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         Part I -- Financial Information

Item 1.   Financial Statements

AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheet
June 30, 2004
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
================================================================================
                                                  June 30, 2004   March 31, 2004
ASSETS

Current
  Cash and cash equivalents                        $     81,371   $        9,124

Screenplays (Note 5)                                          -                -
--------------------------------------------------------------------------------
Total assets                                       $     81,371   $        9,124
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities

Current
  Accounts payable and accrued liabilities         $      3,485   $       11,469
  Due to related parties (Note 5)                         3,350            5,000
  Promissory note and accrued interest (Note 3)               -           10,324
--------------------------------------------------------------------------------
Total liabilities                                  $      6,835   $       26,793

Stockholders' Deficiency

Share capital Authorized:
     100,000,000 common shares with a par value of $0.0001 per share

Issued and outstanding:  9,063,400 common shares            906              810
                        (March 31, 2003 = 8,000,000)

Additional paid-in capital                              101,234            4,790

(Deficit) accumulated during the development stage      (27,604)        (23,269)
--------------------------------------------------------------------------------
Total stockholders' equity (deficit)               $     74,536   $     (17,669)
--------------------------------------------------------------------------------
Total liabilities and stockholders' deficit        $     81,371   $        9,124
================================================================================
The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Stockholders' Deficiency
For the period from February 27, 2003 (inception) to June 30, 2004 (Unaudited = Prepared by Management)
(Expressed in U.S. Dollars)

=======================================================================================================================

                                                                                    Deficit               Total
                                          Common stock            Additional        accumulated during    stockholders'
                                      Shares        Amount        paid=in capital   development stage     deficiency
===================================== ============= ===========   ==============    ==================    =============
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share    8,000,000     $    800      $            -    $             -       $         800

Screenplays transferred from a
  shareholder                                 -            -              (5,000)                 -              (5,000)

Comprehensive income (loss)
  Loss for the period                         -            -                                 (8,216)             (8,216)

Balance, March 31, 2003               8,000,000     $    800      $       (5,000)    $       (8,216)       $    (12,416)

Issuance of common stock for cash
  March 19, 2004, $0.0001 per share      98,000           10               9,790                  -               9,800

Comprehensive income (loss)
  Loss for the period                         -            -                   -            (15,053)            (15,053)
------------------------------------- ------------- -----------   --------------    ------------------    -------------
Balance, March 31, 2004               8,098,000     $    810      $        4,790    $       (23,269)       $    (17,669)
------------------------------------- ------------- -----------   --------------    ------------------    -------------
Issuance of common stock for cash
  April 1, 2004 to June 16, 2004        965,400     $     96      $       96,444                  -              96,540

Comprehensive income (loss)
  Loss for the period                         -            -                   -             (4,335)             (4,335)
------------------------------------- ------------- -----------   --------------    ------------------    -------------
Balance, June 30, 2004                9,063,400     $    906             101,234            (27,604)             74,536
===================================== ============= ===========   ==============    ==================    =============

The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
================================================================================
                                  Cumulative
                                  February 27
                                  2003            Three Months    Three Months
                                  (inception) to  Ended           Ended
                                  June 30         June 30         June 30
                                  2004            2004            2003
--------------------------------------------------------------------------------
General and administrative expenses
  Accounting                      $       4,597   $      (1,127)   $        799
  Consulting                              5,427               -               -
  Interest and bank charges               1,275             271              75
  Legal                                   6,513               -           4,471
  Listing and filing fees                 5,000             550               -
  Office                                  5,262           5,104              59
  Printing                                1,000               -               -
  Transfer Expenses                         801             801               -
--------------------------------------------------------------------------------
Operating (loss)                        (29,875)         (5,599)         (5,404)
--------------------------------------------------------------------------------
Other income
  Foreign exchange gain                   2,271           1,264               -

Net loss for the period           $     (27,604)   $     (4,335)   $     (5,404)

Basic and diluted Loss per share                  $       (0.00)   $      (0.00)
================================================================================
Weighted average number of
  common shares outstanding
  - basic and diluted                                 8,050,843       8,000,000
================================================================================
The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
================================================================================
                                  Cumulative
                                  February 27
                                  2003            Three Months    Three Months
                                  (inception) to  Ended           Ended
                                  June 30         June 30         June 30
                                  2004            2004            2003
--------------------------------------------------------------------------------
Cash flows from (used in) operating activities

Loss for the period               $  (27,604)    $     (4,335)    $     (5,404)
Changes in non-cash working capital items:
  - accounts payable and
    accrued liabilities                3,485           (7,984)            (386)
--------------------------------------------------------------------------------
                                     (24,119)         (12,319)          (5,790)
--------------------------------------------------------------------------------
Cashflows used in investing activities
  purchase of screenplays             (1,650)          (1,650)
  payment of promissory note         (10,000)         (10,000)
--------------------------------------------------------------------------------
                                     (11,650)         (11,650)
--------------------------------------------------------------------------------
Cash flows from financing activities
  Promissory note                     10,000              (324)             75
  Proceeds from issuance of
     common stock                    107,140            96,540               -
--------------------------------------------------------------------------------
                                     117,140            96,216              75
--------------------------------------------------------------------------------
Increase in cash and
   cash equivalents                   81,371            72,247          (5,715)

Cash and cash equivalents,
   beginning of period                     -             9,124           5,785
--------------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                 $    81,371    $       81,371    $         70
--------------------------------------------------------------------------------
Supplemental information:
  Non-cash investing activities:
     Screenplays                 $    (5,000)   $       (5,000)   $     (5,000)
================================================================================
The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
1.   Incorporation and Continuance of Operations


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

2.   Significant Accounting Policies

     (a)  Cash and Cash Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of June 30, 2004 and March 31, 2003, cash and cash equivalents consist of cash only.

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

     (c)  Advertising Expenses

          The  Company  expenses advertising costs as incurred.   There  was  no
          advertising expenses incurred by the Company for the period ended June 30, 2004, and 2003.

     (d)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.   Significant Accounting Policies (continued)


     (e)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. As of June 30, 2004, the Company had no balance in a bank beyond insured limits.

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

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.   Significant Accounting Policies   (continued)


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

          The Company did not grant any stock options during the period ending June 30, 2004.

     (j)  Comprehensive Income

          The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended June 30, 2004.

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

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.   Significant Accounting Policies   (continued)


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

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
2.   Significant Accounting Policies   (continued)

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

3.   Promissory Note and Accrued Interest, paid in full June 16, 2004

          Principal, unsecured and bearing interest at 3% per annum     $ 10,000
          Accrued interest                                                   387
                                                                        --------
                                                                        $ 10,387

4.   Income Taxes

     As at June 30, 2004, the Company has estimated net operating losses carryforward for tax purposes of $27,000. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                              2004        2003
                                                         ---------   ---------
          Tax loss carry forwards                        $   8,000   $   4,550
          Valuation allowance                               (8,000)     (4,550)
                                                         ---------   ---------
                                                         $       -   $       -

5.   Related Party Transactions and Commitments

     On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company is granted an option, for a period of one year, to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. As at June 30, 2004, the sum of $3,350 remained unpaid and is included in accounts payable and stockholders' equity. In accordance with SEC Staff Accounting Bulletin 5G:
     Transfers of Non-monetary Assets by Promoters or Shareholders, the asset value of the screenplays is recorded at nil, as it is the transferor's historical cost.

     The purchase prices for the two screenplays will be $10,000 and $20,000, respectively, plus the following contingent compensations for each of the screenplays:

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
5.   Related Party Transactions and Commitments  (continued)

     (a) In the event that a theatrical or television motion picture is produced by the Company or its assigns, based on the Property (the "Picture") and the budget of the Picture as of the first day of principal photography and as allowed by all entities financing or guaranteeing completion of the Picture, is not less than $1,500,000, the vendor shall receive additional compensation to make the Purchase Price equivalent to the Script Fee payable to a writer pursuant to the most current Independent Production Agreement of the Writer's Guild of Canada.

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

On June 30, 2004, we had working capital of $74,536 compared to negative working capital of $(17,669) on March 31, 2004. This change is primarily the result of our public offering.

On June 30, 2004, our Company had total assets of $81,371 consisting of cash, which compares with our Company's assets on March 31, 2004, of $9,124.

On June 30, 2004, our Company's total liabilities were $6,835. Our total liabilities on March 31, 2004, were $26,793. The decrease in liabilities arose primarily from the payment in full of our outstanding promissory note in the amount of $10,387 (principal and interest), and the payment of debts owing to trade creditors.

Our Company has not earned revenue since inception. Until the Company commences business operations, it expects to survive primarily with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company issued a promissory note to an unrelated party on March 3, 2003. Under the terms of the note, which was unsecured, we agreed to pay the lender the sum of $10,000 on March 3, 2005, with interest accruing at an annual interest rate of 5%. Proceeds from the loan were used to pay for legal fees, accounting fees, and miscellaneous expenses. On June 16, 2004, we repaid in full the principal and all accrued interest ($387).

Results of Operations

Our Company posted losses of $4,335 for the three months ending June 30, 2004. The principal components of the loss were legal and accounting expenses. Operating expenses for the three months ending June 30, 2004 were $5,599 compared to operating expenses of $5,404 for the three month period ending June 30, 2003.

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

Part II.  Other Information

Item 1.   Legal Proceedings

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

Item 2.   Changes in Securities and Use of Proceeds

At present, our common stock is not traded publicly.

As of June 30, 2004, there were 22 owners of record of the Company's common stock.

Recent Sales of Registered Securities

On March 23, 2003, AMP issued 6,000,000 restricted common shares to our President, Treasurer and director, Thomas E. Mills, in exchange for a cash payment on behalf of AMP of $600. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

On March 26, 2003, AMP issued 2,000,000 restricted common shares to our Vice-President, Secretary and Director, Fidel Thomas, in exchange for a cash payment on behalf of AMP of $200. The shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

Dividend Policy

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Use of Proceeds from Registered Securities

On June 19, 2003, we filed Registration Statement with the Securities and Exchange Commission in respect of an initial public offering of 1,750,000 shares our voting common stock at an offering price of $0.10 per share. On December 18, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-106291) effective.

Our offering commenced on January 23, 2004, and terminated on June 16, 2004, prior to the sale of all our shares. We sold a total of 1,063,400 shares through the offering at a price of $0.10 per share, resulting in gross proceeds of $106,340.

The following table sets out the calculation of net proceeds from our public offering during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until June 30, 2004:

                                                      Amount ($)

     Gross offering proceeds as of June 30, 2004     106,340

     Offering  expenses incurred from December 18, 2003 to June 30, 2004 (1)

          Printing & Shipping Expenses                   998
          Accounting Fees                              2,438
          Legal Fess                                   5,000
          Transfer & Miscellaneous Expenses              801
                                                      ------
                                                       9,237

     Use of Proceeds from December 18, 2003 to June 30, 2004 (1)

          Options to Acquire Literary Properties       1,650
          Debt Repayment                              10,387
          Working Capital (Bank Charges)                 208
          Working Capital (Office Expenses)            3,756
                                                      ------
                                                      16,001

     Net offering proceeds as of June 30, 2004        81,102

(1)  All expenses paid directly to independent third parties.


Item 3.   Default Upon Senior Notes

Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

None.


Item 5.   Other Information

None.


Item 6.    Exhibits


(a)   Exhibit  Description

      31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.1     Officers' Certification


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMP PRODUCTIONS, LTD.
                    (Registrant)

Date: August 15, 2004         /s/ Thomas E. Mills
                              Thomas E. Mills
                              President & Chief Financial Officer

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

August 15, 2004

By /s/ Thomas E. Mills
   Thomas E. Mills
   President & Chief Financial Officer

                                  EXHIBIT 32.1

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of AMP Productions, Ltd. on Form 10-QSB for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Thomas E. Mills, Chief Executive Officer, President, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2004           By /s/ Thomas E. Mills
                                   Thomas E. Mills
                                   President & Chief Financial Officer