Form 10QSB
period 2004-09-30
AMP PRODUCTIONS LTD
filed 2004-11-15
CIK 1242513

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

As of September 30, 2004, the Issuer had 9,014,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                   Part I -- Financial Information

Item 1.     Financial Statements

AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheet
September 30, 2004
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
================================================================================
                                                   September 30,   March 31,
                                                   2004            2004
ASSETS

Current
  Cash and cash equivalents                        $      61,769   $       9,124

Screenplays (Note 5)                                          -                -
--------------------------------------------------------------------------------
Total assets                                       $      61,769   $       9,124
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities

Current
  Accounts payable and accrued liabilities         $           2   $      11,469
  Due to related parties (Note 5)                          2,000           5,000
  Promissory note and accrued interest (Note 3)                -          10,324
--------------------------------------------------------------------------------
Total liabilities                                  $       2,002   $      26,793

Stockholders' Deficiency

Share capital Authorized:
     100,000,000 common shares with a par value of $0.0001 per share

Issued and outstanding:  9,063,400 common shares             906             810
                        (March 31, 2003 = 8,000,000)

Additional paid=in capital                               101,234           4,790

(Deficit) accumulated during the development stage      (42,373)        (23,269)
--------------------------------------------------------------------------------
Total stockholders' equity (deficit)               $      59,767   $    (17,669)
--------------------------------------------------------------------------------
Total liabilities and stockholders' deficit        $      61,769   $       9,124
================================================================================
The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Stockholders' Deficiency
For the period from February 27, 2003 (inception) to September 30, 2004 (Unaudited = Prepared by Management)
(Expressed in U.S. Dollars)

=======================================================================================================================

                                                                                    Deficit               Total
                                          Common stock            Additional        accumulated during    stockholders'
                                      Shares        Amount        paid=in capital   development stage     deficiency
===================================== ============= ===========   ==============    ==================    =============
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share    8,000,000     $    800      $            -    $             -       $         800

Screenplays transferred from a
  shareholder                                 -            -             (5,000)                  -             (5,000)

Comprehensive income (loss)
  Loss for the period                         -            -                                (8,216)             (8,216)

Balance, March 31, 2003               8,000,000     $    800      $      (5,000)    $       (8,216)       $    (12,416)

Issuance of common stock for cash
  March 19, 2004, $0.0001 per share      98,000           10               9,790                  -               9,800

Comprehensive income (loss)
  Loss for the period                         -            -                   -           (15,053)            (15,053)
------------------------------------- ------------- -----------   --------------    ------------------    -------------
Balance, March 31, 2004               8,098,000     $    810      $        4,790    $      (23,269)       $    (17,669)
------------------------------------- ------------- -----------   --------------    ------------------    -------------
Issuance of common stock for cash
  April 1, 2004 to June 16, 2004        965,400     $     96      $       96,444                  -              96,540

Comprehensive income (loss)
  Loss for the period                         -            -                   -                               (19,104)
------------------------------------- ------------- -----------   --------------    ------------------    -------------
Balance, September 30, 2004           9,063,400     $    906             101,234           (42,373)              59,767
===================================== ============= ===========   ==============    ==================    =============

The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

=================================================================================================================
                                    Cumulative
                                    February 27
                                    2003            Three Months    Three Months    Six Months      Six Months
                                    (inception) to  Ended           Ended           Ended           Ended
                                    September 30    September 30    September 30    September 30    September 30
                                    2004            2004            2003            2004            2003
-----------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Accounting                        $       7,955   $       3,358   $       3,028   $       2,231   $       3,827
  Consulting                                8,427           3,000               -           3,000               -
  Interest and bank charges                 1,298              23              76             294             151
  Legal                                     5,105         (1,408)           1,162         (1,408)           5,633
  Listing and filing fees                   5,111             111               -             661               -
  Office                                   15,575          10,313              18          15,417              77
  Printing                                  1,000               -               -               -               -
  Transfer Expenses                           801               -               -             801               -
-----------------------------------------------------------------------------------------------------------------
Operating (loss)                         (45,272)        (15,397)         (4,284)        (20,996)         (9,688)
-----------------------------------------------------------------------------------------------------------------
Other income
  Foreign exchange gain                     2,899             628               -           1,892               -

Net loss for the period             $    (42,373)   $    (14,769)   $     (4,284)   $    (19,104)   $     (9,688)

Basic and diluted Loss per share                    $        0.00   $        0.00   $        0.00   $        0.00
=================================================================================================================
Weighted average number of
  common shares outstanding
  - basic and diluted                                   8,337,514       8,000,000       8,286,671       8,000,000
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

=================================================================================================================
                                    Cumulative
                                    February 27
                                    2003            Three Months    Three Months    Six Months      Six Months
                                    (inception) to  Ended           Ended           Ended           Ended
                                    September 30    September 30    September 30    September 30    September 30
                                    2004            2004            2003            2004            2003
-----------------------------------------------------------------------------------------------------------------
Cash flows from
  (used in) operating activities

Loss for the period                 $   (42,373)    $   (14,769)    $    (4,284)    $   (19,104)    $     (9,688)
Changes in non-cash
  working capital items:
  - accounts payable and
    accrued liabilities                        2         (3,483)           4,190        (11,467)            3,804
-----------------------------------------------------------------------------------------------------------------
                                        (42,371)        (18,252)            (94)        (30,571)            5,884
-----------------------------------------------------------------------------------------------------------------
Cashflows used in
  investing activities

  purchase of screenplays                (3,000)         (1,350)               -         (3,000)                -
  payment of promissory note            (10,000)               -               -        (10,000)                -
-----------------------------------------------------------------------------------------------------------------
                                        (13,000)         (1,350)               -        (13,000)                -
-----------------------------------------------------------------------------------------------------------------
Cash flows from
  financing activities

  Promissory note                         10,000               -              76           (324)              151
  Proceeds from issuance of
     common stock                        107,140               -               -          96,540                -
-----------------------------------------------------------------------------------------------------------------
                                         117,140               -              76          96,216              151
-----------------------------------------------------------------------------------------------------------------
Increase in cash and
  cash equivalents                        61,769        (19,602)              18          52,645          (5,733)

Cash and cash equivalents,
   beginning of period                         -          81,371              70           9,124            5,785
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                     $    61,769    $     61,769    $      5,785    $     61,769    $          52
-----------------------------------------------------------------------------------------------------------------
Supplemental information:
  Non-cash investing activities:
     Screenplays                     $   (5,000)    $          -    $          -    $          -    $           -
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
September 30, 2004
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

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

2.      Significant Accounting Policies

(a)     Cash and Cash Equivalents

        Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of September 30, 2004 and 2003, cash and cash equivalents consist of cash only.

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

(c)     Advertising Expenses

        The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the period ended September 30, 2004, 2004 and 2003.

(d)     Loss Per Share

        Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
September 30, 2004
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

2.      Significant Accounting Policies (continued)

(e)     Concentration of Credit Risk

        The Company places its cash and cash equivalents with high credit quality financial institutions. As of September 30, 2004, the Company had no balance in a bank beyond insured limits.

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

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
September 30, 2004
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

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

        The Company did not grant any stock options during the year ended March 31, 2004, or the period ending September 30, 2004.

(j)     Comprehensive Income

        The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended September 30, 2004.

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

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
September 30, 2004
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

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

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
September 30, 2004
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
2.      Significant Accounting Policies   (continued)

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

5.      Related Party Transactions and Commitments

        On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company is granted an option, for a period of one year, to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. As at September 30, 2004, the sum of $2,000 remained unpaid and is included in accounts payable and stockholders' equity. In accordance with SEC Staff Accounting Bulletin 5G: Transfers of Non-monetary Assets by Promoters or Shareholders, the asset value of the screenplays is recorded at nil, as it is the transferor's historical cost.

        The purchase prices for the two screenplays will be $10,000 and $20,000, respectively, plus the following contingent compensations for each of the screenplays:

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
September 30, 2004
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

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

On September 30, 2004, we had negative working capital of $(42,373) compared to negative working capital of $(23,269) on March 31, 2004. This change is primarily the result of office expenses, and expenses arising from our public offering.

On September 30, 2004, our Company had total assets of $61,769 consisting of cash, which compares with our Company's assets on March 31, 2004, of $9,124.

On September 30, 2004, our Company's total liabilities were $2,002. Our total liabilities on March 31, 2004, were $26,793. The decrease in liabilities arose primarily from the payment in full of our outstanding promissory note in the amount of $10,387 (principal and interest), and the payment of debts owing to trade creditors.

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

Results of Operations

Our Company posted losses of $14,769 and $19,104 for the three and six month periods ended September 30, 2004. The principal components of the loss were office expenses, primarily rent and equipment. Operating expenses for the three and six month periods ended September 30, 2004 were $15,397 and $20,996 compared to operating expenses of $4,284 and $9,688 for the three and six month periods ended September 30, 2003.

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

As of September 30, 2004, there were 22 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offering during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until September 30, 2004:

                                                                    Amount ($)
                                                                    ----------
Gross offering proceeds as of September 30, 2004                       106,340

Offering  expenses incurred from December 18, 2003
   to September 30, 2004 (1)
      Printing & Shipping Expenses                                         998
      Accounting Fees                                                    5,510
      Legal Fess                                                         7,029
      Transfer & Miscellaneous Expenses                                   $912
                                                                    ----------
                                                                        14,449

Use of Proceeds from December 18, 2003
   to September 30, 2004 (1)
      Options to Acquire Literary Properties                             ,3000
      Debt Repayment                                                    10,387
      Working Capital (1)                                                9,349
      Equipment                                                          4,330
                                                                    ----------
                                                                        30,066
                                                                    ----------
Net offering proceeds as of Sepetember 30, 2004                         61,825


(1) Includes $2,143 reimbursed to our President, Thomas Mills, for disbursements incurred by him on behalf of AMP Productions, Ltd., primarily for travel and office expenses.


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

                              AMP PRODUCTIONS, LTD.
                              (Registrant)

Date: November 12, 2004       /s/ Thomas E. Mills
                              Thomas E. Mills
                              President & Chief Financial Officer

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

November 12, 2004

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

Date: November 12, 2004         By /s/ Thomas E. Mills
                                   Thomas E. Mills
                                   President & Chief Financial Officer