Form 10QSB
period 2004-12-31
AMP PRODUCTIONS LTD
filed 2005-02-15
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-106291

                              AMP PRODUCTIONS, LTD.
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)

             NEVADA                                      98-0400189
             ------                                      ----------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification number)

         500-666 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA     V6C 2X8
         ---------------------------------------------------     -------
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

As of December 31, 2004, the Issuer had 9,063.400 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMP PRODUCTIONS, LTD.
(A development stage company)


Balance Sheet
December 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
                                                                         December 31, 2004    March 31, 2004
-------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                              $          57,078    $        9,124

SCREENPLAYS (Note 5)                                                                     -                 -
------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $          57,078    $        9,124
============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                               $               2    $       11,469
  Due to related parties (Note 5)                                                    2,000             5,000
  Promissory note and accrued interest (Note 3)                                          -            10,324
------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                    2,002            26,793
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,063,400 common shares                                     906               810
               (March 31, 2003 - 8,000,000)
ADDITIONAL PAID-IN CAPITAL                                                         101,234             4,790

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                 (47,064)          (23,269)
------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                55,076           (17,669)
------------------------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $          57,078    $        9,124
============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Stockholders' Deficiency
For the period from February 27, 2003 (inception) to December 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)


                                                                                                  Deficit            Total
                                                  Common stock           Additional    accumulated during    stockholders'
                                                Shares    Amount    paid-in capital     development stage       deficiency
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 3, 2003, $0.0001 per share           8,000,000    $  800    $             -    $                -    $         800

Screenplays transferred from a shareholder           -         -             (5,000)                    -           (5,000)

Comprehensive income (loss)
  Loss for the period                                -         -                  -                (8,216)          (8,216)
---------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                      8,000,000    $  800    $        (5,000)   $           (8,216)   $     (12,416)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 19, 2004, $0.0001 per share             98,000        10              9,790                     -            9,800

Comprehensive income (loss)
  Loss for the period                                -         -                  -               (15,053)         (15,053)
---------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2004                      8,098,000    $  810    $         4,790    $          (23,269)   $     (17,669)
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  April 1, 2004 to June 16, 2004               965,400    $   96    $        96,444                     -           96,540

Comprehensive income (loss)
  Loss for the period                                -         -                  -               (23,795)         (23,795)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                   9,063,400    $  906            101,234               (47,064)          55,076
===========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

                                          Cumulative
                                         February 27
                                                2003    Three Months    Three Months    Nine Months    Nine Months
                                      (inception) to           Ended           Ended          Ended          Ended
                                         December 31     December 31     December 31    December 31    December 31
                                                2004            2004            2003           2004           2003
--------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $        7,955    $          -    $       (402)   $     2,231    $     3,425
  Consulting                                   9,427           1,000               -          4,000              -
  Interest and bank charges                    1,298               -              74            294            225
  Legal                                        5,105               -             140         (1,408)         5,773
  Listing and filing fees                      5,111               -               -            661              -
  Office                                      19,702           4,127              19         19,544             96
  Printing                                     1,000               -               -              -              -
  Transfer Expenses                              801               -               -            801              -
--------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                             (50,399)         (5,127)           (169)       (26,123)        (9,519)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)                 3,335             436               -          2,328              -
--------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $      (47,064)     $   (4,691)   $        169   $    (23,795)   $    (9,519)

BASIC AND DILUTED LOSS PER SHARE                          $     0.00    $       0.00   $       0.00    $      0.00
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                      8,601,788       8,000,000      8,601,788      8,000,000
====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

                                                       Cumulative
                                                      February 27          Three          Three           Nine           Nine
                                                             2003         Months         Months         Months         Months
                                                   (inception) to          Ended          Ended          Ended          Ended
                                                      December 31    December 31    December 31    December 31    December 31
                                                             2004           2004           2003           2004           2003
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                $      (47,064)   $    (4,691)   $       169    $   (23,795)       $(9,519)
Changes in non-cash working capital items:

  - increase (decrease) in accounts payable
    and accrued liabilities                                     2              -           (261)       (11,467)         3,543
------------------------------------------------------------------------------------------------------------------------------

                                                          (47,062)        (4,691)           (92)       (35,262)        (5,976)
------------------------------------------------------------------------------------------------------------------------------

CASHFLOWS USED IN INVESTING ACTIVITIES
  purchase of screenplays                                  (3,000)             -              -         (3,000)             -
  payment of promissory note                              (10,000)             -              -        (10,000)             -
------------------------------------------------------------------------------------------------------------------------------

                                                          (13,000)             -              -        (13,000)             -
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Promissory note                                          10,000              -             74           (324)           225
  Proceeds from issuance of common stock                  107,140              -              -         96,540              -
------------------------------------------------------------------------------------------------------------------------------

                                                          117,140              -             74         96,216            225
------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                      57,078         (4,691)           (18)        47,954         (5,751)

CASH AND CASH EQUIVALENTS, beginning of period                  -         61,769             52          9,124          5,785
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period           $       57,078    $    57,078    $        34    $    57,078             34
==============================================================================================================================

SUPPLEMENTAL INFORMATION:
  Non-cash investing activities:  Screenplays      $       (5,000)   $         -    $         -    $         -              -
==============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
December 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2004 and 2003, cash and cash equivalents consist of cash only.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the period ended December 31, 2004, 2004 and 2003.

(d)     Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
December 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)


(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2004, the Company had no balance in a bank beyond insured limits.

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

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
December 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------

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

The Company did not grant any stock options during the year ended March 31, 2004, or the period ending December 31, 2004.

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

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
December 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------

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

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
December 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------

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

3.     PROMISSORY  NOTE  AND  ACCRUED  INTEREST,  PAID  IN  FULL  JUNE  16, 2004

--------------------------------------------------------------------------------
          Principal, unsecured and bearing interest at 3% per annum     $ 10,000
          Accrued interest                                                   387
--------------------------------------------------------------------------------
                                                                        $ 10,387
================================================================================

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

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

--------------------------------------------------------------------------------
                                                                 2004       2003
--------------------------------------------------------------------------------
     Tax  loss  carry  forwards                               $8,000     $4,550
     Valuation  allowance                                     (8,000)    (4,550)
--------------------------------------------------------------------------------
                                                              $    -     $    -
================================================================================

5.     RELATED  PARTY  TRANSACTIONS  AND  COMMITMENTS

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company is granted an option, for a period of one year, to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. As at December 31, 2004, the sum of $2,000 remained unpaid and is included in accounts payable and stockholders' equity. In accordance with SEC Staff Accounting Bulletin 5G: Transfers of Non-monetary
Assets by Promoters or Shareholders, the asset value of the screenplays is recorded at nil, as it is the transferor's historical cost.

The purchase prices for the two screenplays will be $10,000 and $20,000, respectively, plus the following contingent compensations for each of the screenplays:

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
December 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------

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

On December 31, 2004, we had negative working capital of $(47,064) compared to negative working capital of $(23,269) on March 31, 2004. This change is primarily the result of office expenses, and expenses arising from our public offering.

On December 31, 2004, our Company had total assets of $55,076 consisting of cash, which compares with our Company's assets on March 31, 2004, of $9,124.

On December 31, 2004, our Company's total liabilities were $2,002. Our total liabilities on March 31, 2004, were $26,793. The decrease in liabilities arose primarily from the payment in full of our outstanding promissory note in the amount of $10,387 (principal and interest), and the payment of debts owing to trade creditors.

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

Results of Operations

Our Company posted losses of $4,691 and $23,795 for the three and nine month periods ended December 31, 2004. The principal components of the loss were consulting fees for script reading services and office rent. Operating expenses for the three and nine month periods ended December 31, 2004 were $5,127 and $26,123 compared to operating expenses of $169 and $9,519 for the three and nine month periods ended December 31, 2003.

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

As of December 31, 2004, there were 22 owners of record of the Company's common stock.

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

USE OF PROCEEDS FROM REGISTERED SECURITIES

On June 19, 2003, we filed Registration Statement with the Securities and Exchange Commission in respect of an initial public offering of 1,750,000 shares of our voting common stock at an offering price of $0.10 per share. On December 18, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-106291) effective.

Our offering commenced on January 23, 2004, and terminated on June 16, 2004, prior to the sale of all our shares. We sold a total of 1,063,400 shares through the offering at a price of $0.10 per share, resulting in gross proceeds of $106,340.

The following table sets out the calculation of net proceeds from our public offering during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until December 31, 2004:

                                                                      Amount ($)

Gross offering proceeds as of December 31, 2004                          106,340

Offering  expenses incurred from
December 18, 2003 to December 31, 2004
     SEC Registration Fee                                                     15
     Printing & Shipping Expenses                                          1,000
     Accounting Fees (1)                                                   5,508
     Legal Fees                                                            7,014
     Transfer & Miscellaneous Expenses                                       912
--------------------------------------------------------------------------------
                                                                          14,449

Use of Net Proceeds from December 18, 2003 to December 31, 2004
     Options to Acquire Literary Properties                                3,000
     Debt Repayment                                                       10,387
     Working Capital (2)                                                  13,179
     Motion Picture Preproduction                                          4,000
     Equipment                                                             4,330
--------------------------------------------------------------------------------
                                                                          34,896

Net offering proceeds as of December 31, 2004                             56,995

(1) The value of services rendered by our independent accountant exceeded the anticipated total of $3,000.
(2) Includes $2,199 reimbursed to our President, Thomas Mills, for disbursements incurred by him on behalf of AMP Productions, Ltd., primarily for travel and office expenses.


ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.     OTHER INFORMATION

None.


ITEM 6.    EXHIBITS

          DESCRIPTION
(A)     EXHIBIT
===     =======

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

     AMP PRODUCTIONS, LTD.
(Registrant)

Date: February 14, 2005          /s/ Thomas E. Mills
                                 -------------------
Thomas E. Mills
President & Chief Financial Officer