Form 10KSB
period 2005-03-31
AMP PRODUCTIONS LTD
filed 2005-07-15
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                            Commission file # 333-106291

                              AMP PRODUCTIONS, LTD.
             (Exact Name of Registrant as Specified in its Charter)

                      NEVADA                                  98-0400189
        (State or other jurisdiction                      (I.R.S. Employer
         of incorporation or organization)                Identification number)

   500-666 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA          V6C 2X8
       (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (604) 639-3178

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

The Issuer had no revenue for the fiscal year ended March 31, 2005.

As of March 31, 2005, 9,750,000 shares of Common Stock of the Issuer were outstanding.

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

As used in this annual report, the terms "we", "us", "our", "Company", AMP and "AMP Productions" means AMP Productions, Ltd., unless otherwise indicated.

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

OUR  BUSINESS

We are in the business of developing and producing commercially salable feature-length motion pictures that can be produced for up to $10 million, but which have enduring value in all media. We anticipate not only acquiring rights and producing motion pictures but also capitalizing on other marketing opportunities associated with these properties. We intend to exploit all available rights in each film, including the publishing and promotion of music, the incorporation of original songs on the sound track for subsequent use in promotion, sound track albums and story-telling records and the licensing of merchandising rights.

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

Feature  Film  Production

All the necessary equipment needed to engage in every aspect of the film production process can be rented or borrowed for the period in which it is needed. This is standard operating procedure for all production companies within the industry and we plan to follow this procedure in our productions. Such rentals and temporary equipment are accounted for in the budget of each film in what are called the "below the line" costs that are directly charged to the production or the cost of "manufacturing" the film. We will rent whatever equipment is needed for the shortest period of time and to coordinate its use to avoid idle time.

Essential to our success will be the production of high quality films with budgets up to $10 million that have the potential to be profitable. We will not engage in the production of X-rated material. We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public. Our films will be cast into a wide range of genres, with our initial focus being on suspense, drama, and comedy. All movies that may be produced will be suitable for domestic and international theatrical exhibition, pay cable, network and syndicated television, as well as all other ancillary markets.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

We are presently leasing office space in downtown Vancouver, on a month-to-month basis, at the rental rate of approximately $2,400 per year.

ITEM  3.     LEGAL  PROCEEDINGS

Neither AMP Productions, Ltd., nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against AMP Productions, Ltd. or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.


PART  II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

At  present,  our  common  stock  is  not  traded  publicly.

As of March 31, 2005, there were 91 owners of record of the Company's common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On December 18, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-106291) effective. Our offering commenced on January 23, 2004, and terminated on June 16, 2004. We sold 1,063,400 shares through the offering at a price of $0.10 per share, for gross proceeds of $106,340.

On February 11, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-121503) effective. Our offering commenced on February 11, 2005, and terminated on May 12, 2005. We sold 686,600 shares through the offering at a price of $0.10 per share, for gross proceeds of $68,660.

The  total  gross  proceeds  from  both  offerings  were  $175,000.

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until March 31, 2005:




                                                                      Amount ($)

Gross offering proceeds as of March 31, 2005                             175,000

Offering expenses incurred from December 18, 2003 to March 31, 2005

     Legal fees (4)                                                        3,000
--------------------------------------------------------------------------------
Total Expenses                                                             3,000

Net offering proceeds as of March 31, 2005                               172,000

     Debt Repayment                                                       10,387

     Options to acquire literary properties (1)                            3,000

     Motion picture pre-production                                         4,000

     Equipment                                                             4,330

     Working capital (2)(3)                                               19,486

     Other professional fees (4)                                          16,500

--------------------------------------------------------------------------------
Total use of net proceeds                                                 57,703


(1) The sum of $3,000 was paid to Fidel Thomas, our Vice-President and a director, pursuant to two option agreements dated March 2, and March 3, respectively, of 2003.

(2) The sum of $2,199 was paid to Thomas Mills, our President and a director, as reimbursement for costs incurred by him in acquiring office supplies.

(3) The sum of $372 was paid to Thomas Mills, our President and a director, as reimbursement for costs incurred by him in paying our corporate renewal fees with the Nevada Secretary of State.

(4) Offering expenses of $3,000 were substantially less than the anticipated aggregate offering expenses in the amount of $22,500 for both of our registration statements. The Company incurred additional other professional fees of $16,500. The remainder of the difference will be used for working capital.

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

On December 18, 2003, the Securities and Exchange Commission declared effective our Form SB-2 Registration Statement (Commission File No. 333-106291) concerning our initial public offering of 1,750,000 voting shares of our Common Stock at an offering price of $0.10 per share. The offering commenced on January 23, 2004 and was terminated on June 16, 2004. We sold 1,063,400 of the offered shares at a price of $0.10 per share, for gross proceeds of $106,340.

On February 11, 2005, the Securities and Exchange Commission declared effective our Form SB-2 Registration Statement (Commission File No. 333-121503) concerning our public offering of 686,600 voting shares of our Common Stock at an offering price of $0.10 per share. The offering commenced on February 11, 2005 and was terminated on May 12, 2005. We sold all of the offered shares at a price of $0.10 per share, for gross proceeds of $68,660.

As of March 31, 2005, we had total assets of $120,165, comprised of $113,049 in cash, $3,070 in prepaid expenses and $4,046 in capital assets. This is an increase from our assets, being cash reserves of $9,124, as of March 31, 2004. This increase was entirely attributable to the sale of our common stock.

As of March 31, 2005, our total liabilities decreased to $2,980 from $26,793 as of March 31, 2004. This decrease resulted from debt settlement.

As of March 31, 2005, we had working capital of $113,139 compared with a working capital deficiency of $17,669 as of March 31, 2004.

We have not generated revenue since the date of inception, but we realized a gain on foreign exchange in the amount of $1,746. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $28,085 for the fiscal year ending March 31, 2005, due primarily to office rent and professional fees. This was an increase from the operating loss of $16,060 for the previous fiscal year.

ITEM 7.     FINANCIAL STATEMENTS

AMP PRODUCTIONS, LTD.
(A development stage enterprise)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

March 31, 2005 and 2004



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity (Deficiency)
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

ERNST & YOUNG






REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

AMP  PRODUCTIONS,  LTD.
(A  development  stage  enterprise)

We have audited the accompanying balance sheet of AMP Productions, Ltd. (a development stage enterprise) as of March 31, 2005, the related statements of stockholders' equity, operations and cash flows for the year ended March 31, 2005, and from February 27, 2003 (inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of March 31, 2004 and for the year ended March 31, 2004, and for the cumulative period from February 27, 2003 (inception) to March 31, 2004 were audited by other auditors whose report dated June 10, 2004 expressed an unqualified opinion on those statements. The financial statements for the period February 27, 2003 (inception) through March 31, 2004 include total revenues and net loss of $nil and $23,269, respectively. Our opinion on the statements of shareholders' equity, operations and cash flows for the period February 27, 2003 (inception) through March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AMP Productions, Ltd. at March 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 and for the cumulative period from February 27, 2003 (inception) to March 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that AMP Productions, Ltd. will continue as a going concern. As discussed in Note 1 to the financial statements, AMP Productions, Ltd.'s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  Canada                        /s/  Ernst  &  Young  LLP
June  15,  2005                           Chartered  Accountants




AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
March 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
                                                                               2005       2004
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $113,049   $  9,124
  Prepaid expenses                                                              3,070          -
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                          116,119      9,124
-------------------------------------------------------------------------------------------------
EQUIPMENT, net                                                                  4,046          -
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $120,165   $  9,124
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                   $    980   $ 11,469
  Due to a related party (Note 5)                                               2,000      5,000
  Promissory note and accrued interest (Note 3)                                     -     10,324
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               2,980     26,793
-------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                                975        810
                           (March 31, 2004 - 8,098,000)

ADDITIONAL PAID-IN CAPITAL                                                    166,825      4,790

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                            (50,615)   (23,269)
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                       117,185    (17,669)
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                      $120,165   $  9,124
=================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
See Note 1 - Basis of Presentation




AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to March 31, 2005
(EXPRESSED IN U.S. DOLLARS)

                                                                                                                    Total
                                                                                                Deficit             stockholders'
                                                               Common stock    Additional       accumulated during  equity
                                                            Shares     Amount  paid-in capital  development stage   (deficiency)
--------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share                          8,000,000   $800   $       -        $       -           $     800

Screenplays transferred from a shareholder                          -      -      (5,000)               -              (5,000)

Loss and comprehensive loss for the period                          -      -           -           (8,216)             (8,216)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                                     8,000,000   $800   $  (5,000)       $  (8,216)          $ (12,416)
--------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 19, 2004, $0.10 per share                              98,000     10       9,790                -               9,800

Loss and comprehensive loss for the period                          -      -           -          (15,053)            (15,053)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                                     8,098,000   $810   $   4,790        $ (23,269)          $ (17,669)
--------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  February 11, 2005 - March 31, 2005, $0.10 per share,      1,652,000    165     162,035                -             162,200
  net of share issuance cost of $3,000
Loss and comprehensive loss for the period                          -      -           -          (27,346)            (27,346)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                                     9,750,000   $975   $ 166,825        $ (50,615)          $ 117,185
================================================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
                                                             Cumulative
                                                             February 27
                                                                    2003
                                                          (inception) to     Year Ended   Year Ended
                                                                March 31       March 31     March 31
                                                                    2005           2005         2004
----------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                              $       9,523    $     3,799    $   4,074
  Amortization                                                    1,175          1,175            -
  Bank charges                                                    1,236            256          980
  Consulting                                                      5,927            500            -
  Interest on promissory note                                        87             63            -
  Legal                                                           9,036          2,523        5,556
  Listing and filing fees                                         7,634          3,184        4,450
  Office                                                          2,015          1,857            -
  Printing                                                        1,000              -        1,000
  Rent                                                           13,647         13,647            -
  Travel                                                          1,081          1,081            -
----------------------------------------------------------------------------------------------------
OPERATING (LOSS)                                                (52,361)       (28,085)     (16,060)

OTHER INCOME
  Foreign exchange gain                                           1,746            739        1,007
----------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIODS                                  $     (50,615)   $   (27,346)   $ (15,053)

BASIC AND DILUTED LOSS PER SHARE                                           $     (0.00)   $   (0.00)
====================================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                        8,102,526    8,003,213
====================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
                                                                     Cumulative
                                                                    February 27
                                                                           2003
                                                                 (inception) to    Year Ended     Year Ended
                                                                       March 31      March 31       March 31
                                                                           2005          2005           2004
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                            $      (50,615)  $   (27,346)   $  (15,053)
  Adjust for items not involving cash:
  -  amortization                                                         1,175         1,175             -

  Changes in other assets and liabilities:
  -  increase in prepaid expenses                                        (3,070)       (3,070)            -
  -  increase (decrease) in accounts payable and
     accrued liabilities                                                    980       (10,489)        8,292
------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                   (54,530)      (42,730)       (6,761)
------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase equipment                                                     (5,221)       (5,221)            -
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds received on promissory note                                  (10,324)            -           300
  Repayment of promissory note                                          (10,324)      (10,324)            -
  Proceeds from issuance of common stock                                172,800       162,200         9,800
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               172,800       151,876        10,100
------------------------------------------------------------------------------------------------------------
INCREASE IN CASH                                                        114,400       103,925         3,339

CASH, beginning of period                                                     -         9,124         5,785
------------------------------------------------------------------------------------------------------------
CASH, end of period                                               $     113,049    $  113,049    $    9,124
============================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Non-cash investing activities:  Screenplays                     $      (5,000)   $        -    $        -
  Interest expenses paid in cash                                  $         387    $      387    $        -
============================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)
Notes  to  Financial  Statements
March  31,  2005  and  2004
(EXPRESSED  IN  U.S.  DOLLARS)


1.     INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

The Company was formed on February 27, 2003 under the laws of the State of Nevada. The Company has not commenced planned principal operations, producing filmed entertainment. The company is considered a development stage company as defined in SFAS No. 7. The Company has an office in Vancouver, Canada.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred operating losses and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The  Company  has  not  generated  any  operating  revenues  to  date.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2005 and 2004, the Company has no cash equivalents.

(b)     Accounting  Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since the inception.

(d)     Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.

AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)
Notes  to  Financial  Statements
March  31,  2005  and  2004
(EXPRESSED  IN  U.S.  DOLLARS)


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

(f)     Foreign  Currency

Monetary items denominated in foreign currency are translated to U.S. dollars at the exchange rate in effect at the balance sheet date. Non-monetary items are translated at the exchange rates in effect when the assets are acquired or obligations incurred. Revenues and expenses are translated at the exchange rates in effect at the time of the transactions. Foreign exchange gains and losses are included in the statement of operations.

(g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, due to a related party and promissory note and accrued interest. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

(h)     Income  Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to be unrealized.

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

The  Company  has  not  granted  any  stock  options  since  inception.

AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)
Notes  to  Financial  Statements
March  31,  2005  and  2004
(EXPRESSED  IN  U.S.  DOLLARS)


2.     SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

(j)     Comprehensive  Income

Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" since the inception.

(k)     Equipment

Equipment consists of computer equipment, which is stated at cost and is depreciated under the straight-line method over the estimated useful lives of the asset. Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred.

(l)     Long-Lived  Assets  Impairment

Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

(m)     New  Accounting  Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after April 1, 2006. The Company has not granted any stock option since inception. The adoption of FASB No. 123(R) will not have a material impact on the Company's financial statements.

AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)
Notes  to  Financial  Statements
March  31,  2005  and  2004
(EXPRESSED  IN  U.S.  DOLLARS)


3.     PROMISSORY  NOTE  AND  ACCRUED  INTEREST

--------------------------------------------------------------------------------
                                                                2005       2004
--------------------------------------------------------------------------------
Principal, unsecured and bearing interest at                 $      -   $ 10,000
3% per annum due on February 25, 2005

Accrued interest                                                    -        324
--------------------------------------------------------------------------------
                                                             $      -   $ 10,324
================================================================================

As at March 31, 2005, the Company has fully paid the promissory note and accrued interest.

4.     INCOME  TAXES

As at March 31, 2005, the Company has estimated net operating losses carryforward for tax purposes of $23,000, which will expire starting 2024 through 2026. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

-------------------------------------------------------------------
                                                 2005         2004
-------------------------------------------------------------------
Tax  loss  carry  forwards                   $  8,000     $  4,550
Valuation  allowance                           (8,000)      (4,550)
-------------------------------------------------------------------
                                             $      -     $      -
===================================================================

AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)
Notes  to  Financial  Statements
March  31,  2005  and  2004
(EXPRESSED  IN  U.S.  DOLLARS)


5.     RELATED  PARTY  TRANSACTIONS  AND  COMMITMENTS

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company was granted an option to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. On March 2, 2005, the Company signed an Extension of Option to Purchase Agreement for the two screenplays for a period of one year, at a nominal amount of $10 per screenplay. As at March 31, 2005, the sum of $2,000 remains unpaid.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were neither changes in accountants nor disagreements of the type required to be reported under this item between us and our independent accountants during the fiscal years ended March 31, 2005 or 2004.

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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




                                                        Term Period Served as
Name               Position                      Age    Director/Officer

Thomas E. Mills    President, Treasurer,          37    03/03/03 to present
                   Director

Fidel Thomas       Vice-President, Secretary,     42    03/03/03 to present
                   Director

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

SUMMARY  COMPENSATION  TABLE


                            ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                                          AWARDS                        PAYOUTS
NAME AND
PRINCIPAL                                  OTHER ANNUAL   RESTRICTED                    LTIP      ALL OTHER
POSITION (1)       YEAR   SALARY   BONUS   COMPENSATION   STOCK AWARDS   OPTIONS/SARS   PAYOUTS   COMPENSATION

Thomas E. Mills,   2003   nil      nil     nil            nil            nil            nil       nil
President (1)      2004   nil      nil     nil            nil            nil            nil       nil
                   2005   nil      nil     nil            nil            nil            nil       nil


(1) No executive officer received greater than $100,000 in salary during the fiscal period ending March 31, 2003, or the subsequent fiscal years ending March 31, 2005. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2005, the following table sets forth information known by our management regarding beneficial ownership of our common stock at the date of this prospectus by: each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.



Name                                                Number of Shares   %
Thomas E. Mills                                     6,000,000          62%

Fidel Thomas                                        2,000,000          21%

Directors and officers as a group (two persons)     8,000,000          83%


The address for all officers and directors is 500-666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                  Position with
Name              AMP Productions             Shares      Consideration   Date

Thomas E. Mills   President, Treasurer        6,000,000   $ 600           March 23, 2003

Fidel Thomas      Vice-President, Secretary   2,000,000   $ 200           March 26, 2003


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

ITEM 13.     EXHIBITS


EXHIBIT NO.  TITLE

3.1          Articles of Incorporation, AMP Productions, Ltd., incorporated by reference from the Form
             10-KSB filed June 24, 2004

3.2          Bylaws, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed
             June 24, 2004

4.1          Form of Stock certificate, AMP Productions, Ltd., incorporated by reference from the Form
             10-KSB filed June 24, 2004

14.1         Code of Ethics for Senior Financial Officers, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004

31.1         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR
             240.13a-14(a) or 17CFR 240.15d-14(a)

32.1         Certifications pursuant to 18 U.S.C. Section 1350

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

Effective May 3, 2005 our previous independent auditor, Moore Stephens Ellis Foster Ltd., completed a business combination that resulted in Ellis Foster, Chartered Accountants, merging with Ernst & Young LLP. On July 9, 2005, our board of directors approved the appointment of Ernst & Young LLP as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal years ended March 31, 2005 and March 31, 2004 were $5,754 and $3,332, respectively.

AUDIT  RELATED  FEES

For the fiscal years ended March 31, 2005 and March 31, 2004, the aggregate fees billed for assurance and related services by Moore Stephens Ellis Foster Ltd. relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $441 and nil, respectively.

TAX  FEES

For the fiscal years ended March 31, 2005 and March 31, 2004, the aggregate fees billed for tax compliance, by Moore Stephens Ellis Foster Ltd. were nil.

ALL  OTHER  FEES

For the fiscal years ended March 31, 2005 and March 31, 2004, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

  - approved  by  our  board of directors;  or

  - entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

The board of directors has considered the nature and amount of the fees billed by Ernst & Young LLP., and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Ernst & Young LLP.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMP PRODUCTIONS, LTD.

Date:  July 15, 2005            By:/s/ Thomas Mills
                                   Thomas E. Mills, Chief Executive Officer,
                                   Chief Principal Accounting Officer, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                                        DATE

/s/ Thomas Mills      Chief Executive Officer, Chief Principal     July 15, 2005
Thomas E. Mills       Accounting Officer, President & Director

/s/ Fidel Thomas      Vice-President, Secretary & Director         July 15, 2005
Fidel Thomas