Form 10KSB/A
period 2005-03-31
AMP PRODUCTIONS LTD
filed 2005-07-19
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

As used in this annual report, the terms "we", "us", "our", "Company", "AMP" and "AMP Productions" means AMP Productions, Ltd., unless otherwise indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
AMP PRODUCTIONS, LTD.
(A  development  stage  enterprise)

We have audited the accompanying balance sheets of AMP Productions, Ltd. (the "Company") (a development stage enterprise) as at March 31, 2005 and 2004, the related statements of stockholders' equity (deficiency) from February 27, 2003 (inception) to March 31, 2005 and the statements of operations and cash flows for the years ended March 31, 2005 and 2004, and from February 27, 2003 (inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, and from February 27, 2003 (inception) to March 31, 2005 in conformity with U.S. generally accepted accounting principles.

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




Vancouver, Canada
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2005, AMP Productions, Ltd., a Nevada corporation (the "Registrant"), was advised by a former representative of Moore Stephens Ellis Foster Ltd. ("Moore Stephens"), who is now associated with Ernst & Young, LLP., that the merger of Moore Stephens with and into Ernst & Young LLP on May 5, 2005, effectively constituted their resignation as the Registrant's independent accountant responsible for auditing its financial statements, and that effective as of such date, Moore Stephens would no longer act as the Registrant's independent accountant. Effective on May 5, 2005, Ernst & Young LLP, the successor firm to Moore Stephens, was engaged as the independent registered public accounting firm of the Registrant.

Moore Stephens' report on the Registrant's financial statements for the year ended March 31, 2004, and for the period from February 27, 2003 (inception) to March 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report was modified to indicate that there was substantial doubt about the Registrant's ability to continue as a going concern.

During the period covered by the report of Moore Stephens and up to the date of its resignation, the Registrant had no disagreements with Moore Stephens, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore Stephens, would have caused Moore Stephens to make reference to the subject matter of the disagreement in connection with its reports.

During the Registrant's previous two fiscal years and any subsequent period thereto, it did not consult with Ernst & Young regarding any of the items described under Item 304(a)(1)(iv)(B), Item 304(a)(2) or Item 304(b) of Regulation S-B.

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

We have attempted and will continue to attempt to insure that any transactions between us and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm's-length basis.

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

All of these filing requirements were satisfied by the Company's Officers, Directors, and ten-percent holders, except as follows:

- Thomas Mills, our President, CEO and a director, failed to timely file a Form 3 disclosure by December 18, 2005, the effective date of our initial registration statement on Form SB-2. Mr. Mills filed the requisite Form 3 disclosure on July 19, 2005.

- Fidel Thomas, our Vice-President and a director, failed to timely file a Form 3 disclosure by December 18, 2005, the effective date of our initial registration statement on Form SB-2. Mr. Thomas filed the requisite Form 3 disclosure on July 19, 2005.

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


ITEM  10.     EXECUTIVE  COMPENSATION

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO") for all services rendered in all capacities to us and our subsidiaries for each of our last two fiscal years and for the period from February 27, 2003 (inception) to March 31, 2003.

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

                                AMP PRODUCTIONS, LTD.

Date:  July 19, 2005            By:/s/ Thomas Mills
                                   Thomas E. Mills, Chief Executive Officer,
                                   Chief Principal Accounting Officer, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                                        DATE

/s/ Thomas Mills      Chief Executive Officer, Chief Principal     July 19, 2005
Thomas E. Mills       Accounting Officer, President & Director

/s/ Fidel Thomas      Vice-President, Secretary & Director         July 19, 2005
Fidel Thomas