Form 10KSB/A
period 2005-03-31
AMP PRODUCTIONS LTD
filed 2005-07-25
CIK 1242513

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

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

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

                                AMP PRODUCTIONS, LTD.

Date:  July 25, 2005            By:/s/ Thomas Mills
                                   Thomas E. Mills, Chief Executive Officer,
                                   Chief Principal Accounting Officer, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                                        DATE

/s/ Thomas Mills      Chief Executive Officer, Chief Principal     July 25, 2005
Thomas E. Mills       Accounting Officer, President & Director

/s/ Fidel Thomas      Vice-President, Secretary & Director         July 25, 2005
Fidel Thomas