Form 10QSB/A
period 2005-06-30
AMP PRODUCTIONS LTD
filed 2005-11-08
CIK 1242513

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB/A

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 9,750,000 shares of Common Stock outstanding as of June 30, 2005.

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
                                                                          June 30, 2005    March 31, 2005
ASSETS

CURRENT
  Cash                                                                   $      106,813   $       113,049
  Prepaid expenses                                                                2,771             3,070
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            109,584           116,119
----------------------------------------------------------------------------------------------------------
EQUIPMENT, net                                                                    3,610             4,046
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $      113,195   $       120,165
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                               $        1,997   $           980
  Due to related parties (Note 4)                                                   500             2,000
  Promissory note and accrued interest (Note 3)                                       -                 -
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                 2,497             2,980
----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                                  975               975
               (March 31, 2005 - 9,750,000)
ADDITIONAL PAID-IN CAPITAL                                                      166,825           166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                              (57,102)          (50,615)
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                         110,698           117,185
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $      113,195   $       120,165
==========================================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)

Statement  of  Stockholders'  Deficiency
For  the  period  from  February  27,  2003  (inception)  to  June  30,  2005
(Unaudited  -  Prepared  by  Management)
(EXPRESSED  IN  U.S.  DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                                                                        Deficit
                                                                                    accumulated
                                                                                         during           Total
                                                  Common stock         Additional   development   stockholders'
                                                Shares   Amount   paid-in capital         stage      deficiency
---------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share           8,000,000   $  800   $        -        $        -    $      800

Screenplays transferred from a shareholder           -        -       (5,000)                -        (5,000)

Loss and comprehensive loss for the period           -        -            -            (8,216)       (8,216)
---------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                      8,000,000   $  800   $   (5,000)       $   (8,216)   $  (12,416)
---------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 19, 2004, $0.0001 per share             98,000       10        9,790                 -         9,800

Loss and comprehensive loss for the period           -        -            -           (15,053)      (15,053)
---------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                      8,098,000   $  810   $    4,790        $  (23,269)   $  (17,669)
---------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
0.10 per share, net of share issuance
cost of $3,000                               1,652,000   $  165   $  162,035        $        -    $  162,200

Loss and comprehensive loss for the period           -        -            -            (4,335)       (4,335)
---------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                      9,750,000   $  975      166,825           (50,615)      117,185
---------------------------------------------------------------------------------------------------------------
Loss and comprehensive loss for the period           -        -            -            (6,487)       (6,487)
---------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                       9,750,000   $  975      166,825           (57,102)      110,698
===============================================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.




AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------
                                          Cumulative
                                         February 27
                                                2003   Three Months    Three Months
                                      (inception) to          Ended           Ended
                                             June 30        June 30        June 30
                                                2005           2005           2004
-----------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $       9,523    $         -    $     (1,127)
  Amortization                                1,610            435               -
  Bank charges                                1,300             64             105
  Consulting                                  6,850            923               -
  Interest on promissory note                    87              -             166
  Legal                                       9,036              -               -
  Listing and filing fees                     7,794            160             550
  Office                                      2,624            609           5,104
  Printing                                    1,014             14               -
  Rent                                       16,092          2,445               -
  Transfer expense                                -              -             801
  Travel                                      2,918          1,837               -
-----------------------------------------------------------------------------------
OPERATING (LOSS)                            (58,848)        (6,487)         (5,599)
-----------------------------------------------------------------------------------
OTHER INCOME
  Foreign exchange gain                       1,746              -           1,264
-----------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD               $     (57,102)   $    (6,487)   $     (4,335)

BASIC AND DILUTED LOSS PER SHARE                       $     (0.00)   $      (0.00)
===================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                    8,748,427       8,050,843
===================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL STATEMENTS.


AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)

Statement  of  Cash  Flows
(Unaudited  -  Prepared  by  Management)
(EXPRESSED  IN  U.S.  DOLLARS)
-----------------------------------------------------------------------------------------------
                                                      Cumulative
                                                     February 27
                                                            2003   Three Months   Three Months
                                                  (inception) to          Ended          Ended
                                                         June 30        June 30        June 30
                                                            2005           2005           2004
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                               $  (57,102)      $   (6,487)    $  (4,335)
Adjust for items not involving cash:
  - amortization                                       1,610              435             -

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  increase in prepaid expenses                     (2,771)             299             -
  -  increase (decrease) in accounts payable and
accrued liabilities                                    1,997            1,017        (7,984)
  -  decrease in due to a related party               (4,500)          (1,500)       (1,650)
-----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                (60,766)          (6,236)      (12,319)
-----------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  purchase equipment                                  (5,221)               -             -
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received on promissory note                10,324                -             -
  Repayment of promissory note                       (10,324)               -       (10,324)
  Proceeds from issuance of common stock             172,800                -        96,540
-----------------------------------------------------------------------------------------------

Net cash provided by financing activities            172,800                -        96,216
-----------------------------------------------------------------------------------------------

INCREASE IN CASH                                     106,813           (6,236)       72,247

CASH, beginning of period                                  -          113,049         9,124
-----------------------------------------------------------------------------------------------

CASH, end of period                               $  106,813       $  106,813     $  81,371
===============================================================================================

SUPPLEMENTAL INFORMATION:
  Non-cash investing activities:  Screenplays     $   (5,000)      $        -     $  (5,000)
  Interest expenses paid in cash                         387                -             -

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

4.     RELATED  PARTY  TRANSACTIONS  AND  COMMITMENTS

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company was granted an option to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. On March 2, 2005, the Company signed an Extension of Option to Purchase Agreement for the two screenplays for a period of one year, at a nominal amount of $10 per screenplay. As at June 30, 2005, the sum of $500 remains unpaid.

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

As of June 30, 2005, we had total assets of $113,195, comprised of $106,813 in cash, $2,771 in prepaid expenses and $3,610 in capital assets. This resulted in a decrease in the amount of $6,970 of our total assets of $120,165 from March 31, 2005 primarily due to operating expenses.

As of June 30, 2005, our total liabilities decreased nominally to $2,497 from $2,980 as of March 31, 2005.

As of June 30, 2005, we had working capital of $106,813 compared with working capital of $113,049 as of March 31, 2005.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We posted an operating loss of $6,487 for the quarter ending June 30, 2005, due primarily to travel expenses, consulting fees, office expenses and rent. This was a decrease from the operating loss of $5,599 for the quarter ending June 30, 2004.

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

                                  AMP  PRODUCTIONS,  LTD.

Date:  November 7, 2005           /s/  Thomas  E.  Mills
                                  ----------------------
                                  Thomas  E.  Mills
                                  President  &  Chief  Financial  Officer