Form 10QSB
period 2005-09-30
AMP PRODUCTIONS LTD
filed 2005-11-10
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-106291

                              AMP PRODUCTIONS, LTD.
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)

                      NEVADA                                   98-0400189
                      ------                                   ----------
        (State or other jurisdiction of                     (I.R.S.Employer
         incorporation  or organization)                  Identification number)

500-666 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA             V6C 2X8
---------------------------------------------------             -------
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

There were 9,750,000 shares of Common Stock outstanding at September 30, 2005.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS



AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)

Balance  Sheet
September  30,  2005
(Unaudited  -  Prepared  by  Management)
(EXPRESSED  IN  U.S.  DOLLARS)

                                                                          September 30, 2005   March 31, 2005
ASSETS

CURRENT
  Cash                                                                   $            97,845   $      113,049
  Prepaid expenses                                                                       680            3,070

TOTAL CURRENT ASSETS                                                                  98,524          116,119

EQUIPMENT, net                                                                         3,176            4,046

SCREENPLAYS                                                                            2,500                -

TOTAL ASSETS                                                             $           104,200   $      120,165


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                               $               194   $          980
  Due to related parties (Note 4)                                                        500            2,000
  Promissory note and accrued interest (Note 3)                                            -                -

TOTAL LIABILITIES                                                                        694            2,980

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    100,000,000   common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                                       975              975
               (March 31, 2005 - 9,750,000)
ADDITIONAL PAID-IN CAPITAL                                                           166,825          166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                   (64,294)         (50,615)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                              103,506          117,185


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $           104,200   $      120,165

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)

Statement  of  Stockholders'  Deficiency
For  the  period  from  February  27,  2003  (inception)  to  September  30,  2005
(Unaudited  -  Prepared  by  Management)
(EXPRESSED  IN  U.S.  DOLLARS)


                                                                                               Deficit           Total
                                                  Common stock         Additional   accumulated during   stockholders'
                                                Shares   Amount   paid-in capital    development stage      deficiency

Issuance of common stock for cash
  March 3, 2003, $0.0001 per share           8,000,000   $ 800    $            -    $               -    $        800

Screenplays transferred from a shareholder           -       -            (5,000)                   -          (5,000)

Loss and comprehensive loss for the period           -       -            (8,216)              (8,216)

Balance, March 31, 2003                      8,000,000   $ 800    $       (5,000)   $          (8,216)   $    (12,416)

Issuance of common stock for cash
  March 19, 2004, $0.0001 per share             98,000   $  10             9,790                    -           9,800

Loss and comprehensive loss for the period           -       -                 -              (15,053)        (15,053)

Balance, March 31, 2004                      8,098,000   $ 810    $        4,790    $         (23,269)   $    (17,669)

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
0.10 per share, net of share issuance
cost of $3,000                               1,652,000   $ 165    $      162,035    $               -    $    162,200

Loss and comprehensive loss for the period           -       -                 -               (4,335)         (4,335)

Balance, March 31, 2005                      9,750,000   $ 975           166,825              (50,615)        117,185

Loss and comprehensive loss for the period           -       -                 -              (13,679)        (13,679)

Balance, September 30, 2005                  9,750,000   $ 975           166,825              (64,294)        103,506

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)

Statement  of  Operations
(Unaudited  -  Prepared  by  Management)
(EXPRESSED  IN  U.S.  DOLLARS)

                                          Cumulative
                                         February 27
                                                2003    Three months    Three months      Six months      Six months
                                      (inception) to           ended           ended           ended           ended
                                        September 30    September 30    September 30    September 30    September 30
                                                2005            2005            2004            2005            2004

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                           $      15,547   $       6,024   $       3,358   $       6,024   $     2,231
  Amortization                                 2,045             435               -             870
  Bank charges                                 1,302               2              23              66           231
  Consulting                                   6,850               -           3,000             923         3,000
  Interest on promissory note                     87               -               -               -            63
  Legal                                        9,036               -          (1,408)              -        (1,408)
  Listing and filing fees                      7,794               -             111             160         1,462
  Office                                       2,803             179           7,052             788         8,879
  Printing                                     1,014               -               -              14             -
  Rent                                        16,564             473           3,261           2,917         6,538
  Travel                                       2,919               -               -           1,838             -

OPERATING (LOSS)                             (65,961)         (7,111)        (15,397)        (13,600)      (20,996)

OTHER INCOME
  Foreign exchange gain                        1,667             (79)            628             (79)        1,892

NET LOSS FOR THE PERIOD                $     (64,294)  $      (7,190)  $     (14,769)  $     (13,679)  $   (19,104)

BASIC AND DILUTED LOSS PER SHARE                       $        0.00   $        0.00   $        0.00   $      0.00

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                      8,997,363       8,182,017       9,398,448     9,232,932

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)

Statement  of  Cash  Flows
(Unaudited  -  Prepared  by  Management)
(EXPRESSED  IN  U.S.  DOLLARS)

                                                      Cumulative
                                                     February 27
                                                            2003    Three months    Three months      Six months      Six months
                                                  (inception) to           ended           ended           ended           ended
                                                    September 30    September 30    September 30    September 30    September 30
                                                            2005            2005            2004            2005            2004

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                               $     (64,294)    $    (7,190)    $   (14,769)    $   (13,679)    $   (19,104)
Adjust for items not involving cash:
  - amortization                                          2,045             435               -             870               -

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  increase in prepaid expenses                          (679)          2,090               -           2,390               -
  -  increase (decrease) in accounts payable and
accrued liabilities                                         194          (1,803)         (3,483)           (786)        (11,467)
  -  decrease in due to a related party                  (4,500)              -               -          (1,500)              -

NET CASH USED IN OPERATING ACTIVITIES                   (67,234)         (6,468)        (18,252)        (12,705)        (30,571)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of screenplays                                (2,500)         (2,500)         (1,350)         (2,500)         (3,000)
  Purchase equipment                                     (5,221)              -               -               -               -

Net cash flows used in investing activities              (7,721)         (2,500)         (1,350)         (2,500)         (3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received on promissory note                   10,324               -               -               -               -
  Repayment of promissory note                          (10,324)              -               -               -         (10,324)
  Proceeds from issuance of common stock                172,800               -               -               -          96,540

Net cash provided by financing activities               172,800               -               -               -          86,216

INCREASE IN CASH                                         97,845          (8,968)        (19,602)        (15,205)         52,645

CASH, beginning of period                                     -         106,813          81,371         113,050           9,124

CASH, end of period                               $      97,845     $    97,845     $    61,769    $     97,845    $     61,769

SUPPLEMENTAL INFORMATION:
  Non-cash investing activities:  Screenplays     $      (5,000)    $         -     $         -    $          -    $          -
  Interest expenses paid in cash                            387               -               -               -             324

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.

AMP  PRODUCTIONS,  LTD.
(A  development  stage  company)

Notes  to  Financial  Statements
September 30,  2005
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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of September 30, 2005 and 2004, the Company has no cash equivalents.

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

As at September 30, 2005 the Company has fully paid the promissory note and accrued interest.

4.     RELATED  PARTY  TRANSACTIONS  AND  COMMITMENTS

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company was granted an option to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. On March 2, 2005, the Company signed an Extension of Option to Purchase Agreement for the two screenplays for a period of one year, at a nominal amount of $10 per screenplay. As at September 30, 2005, the sum of $500 remains unpaid.

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

As of September 30, 2005, we had total assets of $104,200 comprised of $97,845 in cash, $680 in prepaid expenses, $3,176 in equipment and $2,500 in screenplays. This resulted in a decrease in the amount of $15,965 of our total assets of $120,165 from March 31, 2005 primarily due to operating expenses.

As of September 30, 2005, our total liabilities decreased to $694 from $2,980 as of March 31, 2005.

As of September 30, 2005, we had working capital of $97,845 compared with working capital of $113,049 as of March 31, 2005.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

On September 19, 2005, we purchased an option to acquire a screenplay from an independent third party. The option is valid for a period of two years, during which we have the right to acquire all right, title and interest in and to the screenplay for the purchase price of $20,000.

RESULTS  OF  OPERATIONS

We posted an operating loss of $7,111 for the quarter ending September 30, 2005, due primarily to audit expenses. This was a decrease from the operating loss of $15,397 for the quarter ending September 30, 2004.

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

As of September 30, 2005, there were 90 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our initial Registration Statement, until September 30, 2005:




                                                                                   Amount ($)
Gross offering proceeds as of September 30, 2005                                   175,000

Offering expenses incurred from December 18, 2003 to September 30, 2005

   Legal fees (1)                                                                    3,000

Total Expenses                                                                       3,000

Net offering proceeds as of September 30, 2005                                     172,000

   Debt Repayment                                                                   10,387

   Options to acquire literary properties                                            7,000

   Motion picture development                                                        2,027

   Motion picture pre-production                                                     4,000

   Equipment                                                                         4,330

   Working capital                                                                  20,796

   Other professional fees                                                          24,571

Total use of net proceeds                                                           73,111

(1)  Offering  expenses  of  $3,000  were  substantially  less than the anticipated aggregate offering  expenses  in  the  amount  of  $22,500  for both of our registration statements. We incurred  additional other professional fees of $24,571. The remainder of the difference will be  used  for  working  capital.





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

                                    AMP  PRODUCTIONS,  LTD.


Date:  November  10,  2005          /s/  Thomas Mills
                                    Thomas Mills
                                    President  &  Chief  Financial  Officer