Form 10QSB
period 2005-12-31
AMP PRODUCTIONS LTD
filed 2006-02-02
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK,$0.0001 PAR VALUE

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

As of December 31, 2005, the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS



AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheet
December 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------
                                                      December 31, 2005    March 31, 2005

ASSETS

CURRENT
  Cash                                               $           84,317   $      113,049
  Prepaid expenses                                                  180            3,070
-----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                             84,497          116,119
-----------------------------------------------------------------------------------------

EQUIPMENT, net                                                    2,741            4,046
-----------------------------------------------------------------------------------------

SCREENPLAYS                                                       5,000                -
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                         $           92,237   $      120,165
=========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities           $               70   $          980
  Due to related parties (Note 4)                                   537            2,000
  Promissory note and accrued interest (Note 3)                       -                -
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                   607            2,980
-----------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:

    100,000,000 common shares with a par value of $0.0001 per share

  Issued and outstanding:  9,750,000 common shares                  975              975
               (March 31, 2005 - 9,750,000)

ADDITIONAL PAID-IN CAPITAL                                      166,825          166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE              (76,169)         (50,615)
-----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                          91,631          117,185
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $           92,237   $      120,165
=========================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Stockholders' Deficiency
For the period from February 27, 2003 (inception) to December 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------


                                                                                          Deficit
                                                                                      accumulated
                                                                        Additional         during           Total
                                                     Common stock          paid-in    development   stockholders'
                                                   Shares   Amount         capital          stage      deficiency
-----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 3, 2003, $0.0001 per share             8,000,000   $   800      $        -    $         -   $        800

Screenplays transferred from a shareholder             -         -          (5,000)             -         (5,000)

Loss and comprehensive loss for the period             -         -          (8,216)        (8,216)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                        8,000,000   $   800      $   (5,000)   $    (8,216)  $    (12,416)
-----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 19, 2004, $0.0001 per share               98,000        10           9,790              -          9,800

Loss and comprehensive loss for the period             -         -               -        (15,053)       (15,053)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2004                        8,098,000   $   810      $    4,790    $   (23,269)  $    (17,669)
-----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  0.10 per share, net of share
  issuance cost of $3,000                      1,652,000   $   165      $  162,035    $         -   $    162,200

Loss and comprehensive loss for the period             -         -               -         (4,335)        (4,335)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                        9,750,000   $   975         166,825        (50,615)       117,185
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period             -         -               -        (25,554)       (25,554)
-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                     9,750,000   $   975         166,825        (76,169)        91,631
=================================================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.



AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------

                                          Cumulative
                                         February 27
                                                2003   Three months    Three months   Nine months   Nine months
                                      (inception) to          ended           ended         ended         ended
                                         December 31    December 31     December 31   December 31   December 31
                                                2005           2005            2004          2005          2004
----------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $       15,547   $          -    $          -   $     6,024   $     2,231
  Amortization                                 2,480            435               -         1,305             -
  Bank charges                                 1,338             36               -           102            69
  Consulting                                   7,350            500           1,000         1,423         4,000
  Interest on promissory note                     87              -               -             -           225
  Legal                                       19,036         10,000               -        10,000        (1,408)
  Listing and filing fees                      7,794              -               -           160           661
  Office                                       2,881             78           4,127           865        19,544
  Printing                                     1,014              -               -            14             -
  Rent                                        17,321            757               -         3,675             -
  Transfer expenses                               70             70               -            70           801
  Travel                                       2,919              -               -         1,838             -
----------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                             (77,837)       (11,876)         (5,127)      (25,475)      (26,123)
----------------------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain                        1,668              1             436           (79)        2,328
----------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $      (76,169)  $    (11,875)   $     (4,691)  $   (25,554)  $   (23,795)

BASIC AND DILUTED LOSS PER SHARE                       $       0.00    $       0.00   $      0.00   $      0.00
================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                     9,147,500       8,601,788     9,603,213     8,601,788
================================================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------

                                                      Cumulative
                                                     February 27
                                                            2003  Three months   Three months   Nine months   Nine months
                                                  (inception) to         ended          ended         ended         ended
                                                     December 31   December 31    December 31   December 31   December 31
                                                            2005          2005           2004          2005          2004
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                               $     (76,169)  $    (11,875)  $     (4,691)  $   (25,554)  $   (23,795)
Adjust for items not involving cash:
  - amortization                                          2,480            435              -         1,305             -

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  increase in prepaid expenses                          (179)           500              -         2,890             -
  -  increase (decrease) in accounts payable and
accrued liabilities                                         606            412              -          (374)      (11,467)
  -  decrease in due to a related party                  (5,000)          (500)             -        (2,000)            -
-------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                   (78,263)       (11,028)        (4,691)      (23,733)      (35,262)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of screenplays                                (5,000)        (2,500)             -        (5,000)       (3,000)
  Purchase equipment                                     (5,221)             -              -             -       (10,000)
-------------------------------------------------------------------------------------------------------------------------

Net cash flows used in investing activities             (10,221)        (2,500)             -        (5,000)      (13,000)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received on promissory note                   10,324              -              -             -             -
  Repayment of promissory note                          (10,324)             -              -             -         (,324)
  Proceeds from issuance of common stock                172,800              -              -             -        96,540
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities               172,800              -              -             -        96,216
-------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                         84,317        (13,528)        (4,691)      (28,733)       47,954

CASH, beginning of period                                     -         97,845         61,769       113,050         9,124
-------------------------------------------------------------------------------------------------------------------------

CASH, end of period                               $      84,317   $     84,317   $     57,078   $    84,317   $    57,078
=========================================================================================================================

SUPPLEMENTAL INFORMATION:
  Non-cash investing activities:  Screenplays     $      (5,000)  $          -   $          -   $         -   $         -
  Interest expenses paid in cash                            387              -              -             -             -

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL  STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
December 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2005 and 2004, the Company has no cash equivalents.

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

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
December 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
December 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

As at December 31, 2005 the Company has fully paid the promissory note and accrued interest.

AMP PRODUCTIONS, LTD.
(A development stage company)

Notes to Financial Statements
December 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

4.     RELATED  PARTY  TRANSACTIONS  AND  COMMITMENTS

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company was granted an option to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. On March 2, 2005, the Company signed an Extension of Option to Purchase Agreement for the two screenplays for a period of one year, at a nominal amount of $10 per screenplay. As at December 31, 2005, there is no amount owing under the purchase agreements.

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

As of December 31, 2005, we had total assets of $92,237 comprised of $84,317 in cash, $180 in prepaid expenses, $2,741 in equipment and $5,000 in screenplays. This resulted in a decrease in the amount of $27,928 of our total assets of $120,165 from March 31, 2005 primarily due to operating expenses.

As of December 31, 2005, our total liabilities decreased to $607 from $2,980 as of March 31, 2005.

As of December 31, 2005, we had working capital of $84,497 compared with working capital of $113,049 as of March 31, 2005.

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

On November 4, 2005, we purchased an option to acquire a screenplay from an independent third party. The option is valid for a period of two years, during which we have the right to acquire all right, title and interest in and to the screenplay for the purchase price of $20,000.

RESULTS  OF  OPERATIONS

We posted an operating loss of $11,876 for the quarter ending December 31, 2005, due primarily to legal fees. This was a decrease from the operating loss of $5,127 for the quarter ending December 31, 2004.

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

As of December 31, 2005, there were 90 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our initial Registration Statement, until December 31, 2005:

                                                                     Amount  ($)

Gross offering proceeds as of December 31, 2005                          175,000

Offering expenses incurred from December 18, 2003 to December 31, 2005

      Legal fees (1)                                                       3,000

Total Expenses                                                             3,000

Net offering proceeds as of December 31, 2005                            172,000

      Debt Repayment                                                      10,387

      Options to acquire literary properties                              10,000

      Motion picture development                                           2,027

      Motion picture pre-production                                        4,000

      Equipment                                                            4,330

      Working capital                                                     22,237

      Other professional fees                                             34,571

Total use of net proceeds                                                 87,552

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

                                    AMP  PRODUCTIONS,  LTD.
                                    (Registrant)

Date:  January  31,  2006           /s/  Thomas  E.  Mills
                                    Thomas  E.  Mills
                                    President  &  Chief  Financial  Officer