Form 10KSB
period 2006-03-31
AMP PRODUCTIONS LTD
filed 2006-07-10
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The Issuer had no revenue for the fiscal year ended March 31, 2006.

As of June 28, 2006, the Issuer had 9,750,000 shares of Common Stock outstanding.

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

In order to produce quality motion pictures for relatively modest budgets, we will seek to avoid the high operating expenses that are typical of major U.S. studio productions. We do not plan on having high overhead caused by large staffs, interest charges, substantial fixed assets, and the investment in a large number of projects never produced. Central to our plan for reducing costs will be the production of our motion pictures in Vancouver, British Columbia, Canada. Vancouver provides an ample talent base, a wide range of auxiliary services such as post production facilities, sound stages and animation studios, and an extremely diverse selection of filming locations. This, in conjunction with a favorable exchange rate and competitive wage rates, will enable us to produce motion pictures for lower production costs than a similar quality production in the United States. Additionally, we believe that by maintaining a smaller, more flexible staff, with fewer established organizational restrictions we can further reduce costs through better time management than is possible in a major studio production.

We also plan to enter into co-productions with experienced and qualified production companies in order to become a consistent supplier of motion pictures to distributors in the world markets. With dependable and consistent delivery of product to these markets, we believe that distribution arrangements can be structured which will be equivalent to the arrangements made by major studios. If we enter into a co-production we do not want to relinquish control of the project, so we intend to provide up to 50% of the funds required by the production. We may obtain our portion of the production costs from third parties in the form of debt financing, profit participation or government financing. If we are unable to secure such financing, we may be required to relinquish control of the project. If we lose control of the project then we will likely be unable to influence the production, sale, distribution or licensing of the film.

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

Financing  Strategy

We will not be able to produce a feature film on our own without additional outside financing and the deferral of certain production costs. Wherever possible we will attempt to make arrangements with providers of goods and services to defer payment until a later stage in the production and financing cycle. Once a film package has been assembled, there are various methods to obtain the funds needed to complete the production of a movie. Examples of financing alternatives include the assignment of our rights in a film to a joint venture or a co-producer. Also, we may form a limited liability company or partnership where we will be the managing member or the general partner. In addition we may obtain favorable pre-release sales or pre-licensing commitments from various end-users such as independent domestic distributors, foreign distributors, cable networks, and video distributors. These various techniques, which are commonly used in the industry, can be combined to finance a project without a major studio financial commitment.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

We are presently leasing office space in downtown Vancouver, on a month-to-month basis, at the rental rate of approximately $1,800 per year.

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

As of June 28, 2005, there were 91 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until March 31, 2006:



                                                                         Amount ($)
Gross offering proceeds as of March 31, 2006                                175,000

Offering expenses incurred from December 18, 2003 to March 31, 2006 (3)

     Legal fees                                                              13,000
-----------------------------------------------------------------------------------

Total Expenses                                                               13,000

Net offering proceeds as of March 31, 2006                                  162,000

     Debt Repayment                                                          10,387

     Options to Acquire Literary Properties (1)                              10,000

     Motion Picture Pre-production                                            4,500

     Equipment                                                                4,330

     Marketing                                                                1,838

     Working Capital (2)                                                     25,997

     Other professional fees (3)                                             22,524
-----------------------------------------------------------------------------------

Total use of net proceeds                                                    79,576



(1)  The sum of $5,000 was paid to Fidel Thomas, our Vice-President and a director, pursuant to two option agreements dated March 2, and March 3, respectively, of
2003.

(2) The sum of $2,026 was paid to Thomas Mills, our President and a director, as reimbursement for costs incurred by him in paying for office expenses, including rental expenses, courier charges, communications charges, office supplies.

(3) Offering expenses of $13,000 were substantially less than the anticipated aggregate offering expenses in the amount of $22,500 for both of our registration statements. The Company incurred additional other professional fees of $22,524, primarily due to higher than anticipated accounting costs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.

We were incorporated for the purpose of developing, producing, marketing, and distributing low-budget feature-length films to movie theaters and ancillary markets. Since inception, we have earned no revenue, and have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to complete the development of our business. We have funded operations through common stock issuances and unrelated third party loans in order to meet our strategic objectives. We have not established any other source of equity or debt financing. There can be no assurance that we will be able to obtain sufficient funds to continue the development and pre-production of motion pictures, or that we will be able to produce and sell our motion pictures. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

As of March 31, 2006, we had total assets of $91,034, comprised of $83,548 in cash, $180 in prepaid expenses, $2,306 in equipment and $5,000 in option to acquire literary properties. This is a decrease from $120,165 in total assets as of March 31, 2005. This decrease was attributable to operating expenses, primarily for professional fees and rent.

As of March 31, 2006, our total liabilities decreased to $537 from $2,980 as of March 31, 2005. This decrease resulted from debt settlement.

As of March 31, 2006, we had working capital of $83,191 compared with $113,139 as of March 31, 2005.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $26,613 for the fiscal year ending March 31, 2006, due primarily to professional fees and rent. This was a decrease from the operating loss of $28,085 for the previous fiscal year.

ITEM 7.     FINANCIAL STATEMENTS

AMP PRODUCTIONS, LTD.
(A development stage enterprise)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

March 31, 2006 and 2005



INDEX

Report of Independent Registered Public Accounting Firm
Report of Former Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity (Deficiency)
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

VELLMER & CHANG
CHARTERED ACCOUNTANTS *
                                                         505 - 815 Hornby Street
                                                         Vancouver, B.C, V6Z 2E6
                                                              Tel:  604-687-3776
                                                               Fax: 604-687-3778
                                                   E-mail: info@vellmerchang.com
                                  * denotes a firm of incorporated professionals


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
AMP PRODUCTIONS, LTD.
(A  development  stage  enterprise)

We have audited the balance sheet of AMP PRODUCTIONS, LTD. (the "Company") (a development stage enterprise) as at March 31, 2006, the related statements of stockholders' deficiency, operations and cash flows for the year ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the Company's financial statement as of and for the year ended March 31, 2005, and the cumulative data from February 27, 2003 (inception) to March 31, 2005 in the statements of stockholders' equity, operations and cash flows, which were audited by other auditors whose report, dated June 15, 2005, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from February 27, 2003 (inception) to March 31, 2005, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2006 and the results of its operations and its cash flows for the year then ended, and for the period from February 27, 2003 (inception) to March 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company since inception on February 27, 2003 and has incurred significant recurring net losses since then resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters that raise substantial doubt about the Company's ability to continue as a going concern are also disclosed in Note 1 to the financial statements. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VANCOUVER, CANADA
May 25, 2006                                    Chartered Accountants

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


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
March 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------
                                                                           2006       2005

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $ 83,548   $113,049
  Prepaid expenses                                                          180      3,070
-------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     83,728    116,119
-------------------------------------------------------------------------------------------

EQUIPMENT, net                                                            2,306      4,046
-------------------------------------------------------------------------------------------

OPTION TO ACQUIRE LITERARY PROPERTIES (Note 3)                            5,000          -
-------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 91,034   $120,165
===========================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $    537   $    980
  Due to a related party (Note 5)                                             -      2,000
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                           537      2,980
-------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares
                           (March 31, 2005 - 9,750,000)                     975        975

ADDITIONAL PAID-IN CAPITAL                                              166,825    166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                      (77,303)   (50,615)
-------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                  90,497    117,185
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                $ 91,034   $120,165
===========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE NOTE 1 - BASIS OF PRESENTATION


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to March 31, 2006
(EXPRESSED IN U.S. DOLLARS)


                                                                                         Deficit
                                                                                     accumulated           Total
                                                                                          during   stockholders'
                                                   Common stock          Additional  development          equity
                                                  Shares  Amount    paid-in capital        stage    (deficiency)
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share             8,000,000  $  800    $            -   $         -   $        800

Screenplays transferred from a shareholder             -       -            (5,000)            -         (5,000)

Loss and comprehensive loss for the period             -       -                 -        (8,216)        (8,216)

Balance, March 31, 2003                        8,000,000  $  800    $       (5,000)  $    (8,216)  $    (12,416)

Issuance of common stock for cash
  March 19, 2004, $0.10 per share                 98,000      10             9,790             -          9,800

Loss and comprehensive loss for the year               -       -                 -       (15,053)       (15,053)

Balance, March 31, 2004                        8,098,000  $  810    $        4,790   $   (23,269)  $    (17,669)

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005
   $0.10 per share, net of                     1,652,000     165           162,035             -        162,200
   share issuance cost of $3,000
Loss and comprehensive loss for the year               -       -                 -       (27,346)       (27,346)

Balance, March 31, 2005                        9,750,000  $  975    $      166,825   $   (50,615)  $    117,185

Loss and comprehensive loss for the year               -       -                 -       (26,688)       (26,688)

Balance, March 31, 2006                        9,750,000  $  975    $      166,825   $   (77,303)  $     90,497



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------
                                          Cumulative
                                         February 27
                                                2003
                                      (inception) to   Year Ended   Year Ended
                                            March 31     March 31     March 31
                                                2006         2006         2005
-------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $       15,547   $    6,024   $    3,799
  Amortization                                 2,915        1,740        1,175
  Bank charges                                 1,338          102          256
  Consulting                                   7,350        1,423          500
  Interest on promissory note                     87            -           63
  Legal                                       19,036       10,000        2,523
  Listing and filing fees                      7,794          160        3,184
  Office                                       3,140        1,125        1,857
  Printing                                     1,014           14            -
  Rent                                        17,765        4,118       13,647
Transfer Expenses                                 70           70            -
  Travel                                       2,918        1,837        1,081
-------------------------------------------------------------------------------

OPERATING (LOSS)                             (78,974)     (26,613)     (28,085)
-------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Foreign exchange gain (loss)                 1,671          (75)         739
-------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $      (77,303)  $  (26,688)  $  (27,346)
-------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                       $    (0.00)  $    (0.00)
===============================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                   9,750,000    8,102,526
===============================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------
                                                                                   Cumulative
                                                                                  February 27
                                                                                         2003
                                                                               (inception) to   Year Ended   Year Ended
                                                                                     March 31     March 31     March 31
                                                                                         2006         2006         2005
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                                          $      (77,303)  $  (26,688)  $  (27,346)
  Adjust for items not involving cash:
  -   amortization                                                                      2,915        1,740        1,175

  Changes in other assets and liabilities:
                                                                                         (180)       2,890       (3,070)
  -   increase in prepaid expenses
  -   increase (decrease) in accounts payable and accrued liabilities                     537         (443)     (10,489)
  -  decrease in due to a related party                                                (5,000)      (2,000)      (3,000)
------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (79,031)     (24,501)     (42,730)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase equipment                                                                   (5,221)           -       (5,221)
  Options to acquire literary properties                                               (5,000)      (5,000)           -

NET CASH USED IN INVESTING ACTIVITIES                                                 (10,221)      (5,000)      (5,221)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds received on promissory note                                                 10,324            -            -
  Repayment of promissory note                                                        (10,324)           -      (10,324)
  Proceeds from issuance of common stock                                              172,800            -      162,200
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             172,800            -      151,876
------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                            83,548      (29,501)     103,925
------------------------------------------------------------------------------------------------------------------------

CASH, beginning of period                                                                   -      113,049        9,124
------------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                            $       83,548   $   83,548   $  113,049
========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Non-cash investing activities:  Screenplays                                  $            -   $        -   $        -
  Interest expenses paid in cash                                               $          387   $        -   $      387
========================================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2006 and 2005, the Company has not cash equivalents.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company since the inception.

(d)     Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)



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

(g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable, due to a related party and promissory note and accrued liabilities and promissory note and accrued interest. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollar.

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


(i)     Stock-Based  Compensation

The Company has adopted the Statement of Financial Accounting Standards No. 123R amending SFAS No. 123. SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R will have no effect on the Company's cash flows, but is expected to have a material impact on its results of operations.

The  Company  did  not  grant  any  stock  options  since  the  inceptions.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)


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

(m)     New  Accounting  Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company's financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)


2.     SIGNIFICANT ACCOUNTING POLICIES   (continued)

(m)     New  Accounting  Pronouncements  (continued)

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 resolves certain accounting issues related to various hybrid financial instruments. The adoption of SFAS 154 did not impact the financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)


3.     OPTIONS  TO  ACQUIRE  LITERARY  PROPERTIES

On September 19, 2005 and November 4, 2005, the Company entered into two purchase agreements with a third party to acquire two screenplays titled "Almost Cut My Hair" and "Hockey Buddha", respectively. Pursuant to the agreements, the Company is granted an option effective for a period of two years commencing on the above dates to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. The option period may be extended for an additional period of one year by the payment of $2,500 per screenplay. As at March 31, 2006, the initial option payments totalling $5,000 are fully paid.

The purchase prices for the two screenplays will be $20,000 for each screenplay, plus the following contingent compensations for each of the screenplays:

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

The Company capitalized the option payment as options to acquire literary properties. The option payments will be included in the acquisition cost for the screenplay once the options are exercised. If the Company decided not to exercise the options, the options will be expensed upon determination that the acquisition is unlikely.

4.     INCOME  TAXES

As at March 31, 2006, the Company has estimated net operating losses carryforward for tax purposes of $77,000, which will expire starting 2024 through 2026. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

----------------------------------------------
                               2006      2005
----------------------------------------------
Tax loss carry forwards    $ 27,000   $ 8,000
Valuation allowance         (27,000)   (8,000)
                           $      -   $     -
==============================================

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)


5.     RELATED  PARTY  TRANSACTIONS

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company is granted an option to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. On March 2, 2005, the Company signed an Extension of Option to Purchase Agreement for the two screenplays for a period of one year, at a nominal amount of $10 per screenplay. As at March 31, 2006, the options are fully paid. In accordance with SEC Staff Accounting Bulletin 5G: Transfers of Non-monetary Assets by
Promoters or Shareholders, the asset value of the screenplays is recorded at nil, as it is the transferor's historical cost.

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

The Company capitalized the option payment as options to acquire literary properties. The option payments will be included in the acquisition cost for the screenplay once the options are exercised. If the Company decided not to exercise the options, the options will be expensed upon determination that the acquisition is unlikely.

Included in accounts payable and accrued liabilities is an amount owed to a director of the Company for office and miscellaneous expenses of $537 (2005 - $2,000).

6.     COMPARATIVE FIGURE

     Certain of the comparative figures have been reclassified to conform to the current year's presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change of Auditor - May 4, 2005

On July 8, 2005, we were advised by a former representative of Moore Stephens Ellis Foster Ltd. ("Ellis Foster"), who was associated with Ernst & Young, LLP., ("Ernst & Young") that as of May 3, 2005, Ellist Foster effectively resigned as the Registrant's independent accountant responsible for auditing its financial statements, and that effective as of such date, Ellis Foster would no longer act as our independent accountant. On May 3, 2005, Ernst & Young acquired certain assets of Ellis Foster, and the professional staff and partners of Ellis Foster joined Ernst & Young as either employees or partners, continuing to carry on their practice as members of Ernst & Young. Effective on May 3, 2005, Ernst & Young, the successor firm to Ellis Foster, was engaged as our independent registered public accounting firm.

Ellis Foster's report on our financial statements for the year ended March 31, 2004, and for the period from February 27, 2003 (inception) to March 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report was modified to indicate that there was substantial doubt about our ability to continue as a going concern.

During the period covered by the report of Ellis Foster and up to the date of its resignation, we had no disagreements with Ellis Foster, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ellis Foster, would have caused Ellis Foster to make reference to the subject matter of the disagreement in connection with its reports.

During our previous two fiscal years and any subsequent period thereto, we did not consult with Ernst & Young regarding any of the items described under Item 304(a)(1)(iv)(B), Item 304(a)(2) or Item 304(b) of Regulation S-B.

Change  of  Auditor  -  March  13,  2006

On March 13, 2006, we engaged Vellmer & Chang, Chartered Accountants, of Vancouver, British Columbia ("Vellmer & Chang") as our principal independent accountants to audit our financial statements. On the same date, we advised Ernst & Young that it was dismissed as our independent accountants. Our Board of Directors approved the engagement of Vellmer & Chang and the dismissal of Ernst & Young on March 13, 2006.

In connection with the audit of our financial statements for the year ended March 31, 2005, and in subsequent interim periods, there were no disagreements with our former accountants, Ernst & Young or Moore Stephens, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in their report.

Ernst & Young's report on our financial statements for the year ended March 31, 2005, and Moore Stephens Ellis Foster's report on our financial statement for the year ended March 31, 2004, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that each report was modified to indicate that there was substantial doubt about our ability to continue as a going concern.

During the years ended March 31, 2005 and March 31, 2004, our former accountant's report on our financial statements contained the modification that our financial statements were prepared assuming that we will continue as a going concern. Given that we have suffered losses from operations and the satisfaction of liabilities and commitments are dependent upon our ability to meet our future financing requirements and the success of our future operations, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Other than the modification regarding uncertainty of our ability to continue as a going concern, our former accountant's report on our financial statements did not contain an adverse opinion, a disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

During our previous two fiscal years and any subsequent period thereto, we did not consult with Vellmer & Chang regarding any of the items described under Item 304(a)(1)(iv)(b), Item 304(a)(2) or Item 304(b) of Regulation S-B.

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

-----------------------------------------------------------------------------------
Name                      Position           Age  Period Served as Director/Officer
-----------------------------------------------------------------------------------
Thomas E. Mills  President, Treasurer,        38  03/03/03 to present
                 Director

Fidel Thomas     Vice-President, Secretary,   43  03/03/03 to present
                 Director
-----------------------------------------------------------------------------------



Thomas E. Mills serves as our President and Treasurer. In 2001, Mr. Mills took the position of President of Scarab Systems, Inc., a privately held Nevada corporation in the business of providing electronic payment solutions to the e-commerce sector. In July 2002, Scarab Systems, Inc. was acquired by iRV, Inc., a Colorado corporation having its shares quoted on the NASD OTC:BB
(trading symbol: IRVV), in a reverse takeover. Under the terms of the acquisition, Mr. Mills became President, Chief Executive Officer and a director of iRV, Inc. On March 24, 2003, iRV, Inc. changed its name to Scarab Systems, Inc. Scarab Systems, Inc. subsequently changed its business from e-commerce solutions to oil and gas exploration. On July 8, 2004, Scarab Systems, Inc. changes its name to Torrent Energy Corp. On September 21, 2004, Mr. Mills
resigned as President and a director of Torrent Energy Corp. Since June 5, 2005, Mr. Mills has been the President, CEO and a director of Thrust Energy Corp., an oil and gas exploration company. Since July 5, 2005 Mr. Mills has also been the Vice-President and a director of Kingston Mines, Ltd., a mineral exploration company. Mr. Mills maintains a part-time legal practice to which he devotes not more than 25 hours per week. Mr. Mills received his Bachelor of Laws degree from the University of British Columbia in 1996, and holds a Bachelor of Arts degree obtained from the University of Waterloo, Waterloo, Ontario in 1992. He was called to the Bar of British Columbia in 1997.

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

ITEM  10.     EXECUTIVE  COMPENSATION

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO") for all services rendered in all capacities to us and our subsidiaries for each of our last three fiscal years.

TABLE  1

SUMMARY  COMPENSATION  TABLE

--------------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                                                   AWARDS                      PAYOUTS

NAME AND PRINCIPAL                                   OTHER ANNUAL  RESTRICTED                     LTIP     ALL OTHER
POSITION (1)                    YEAR  SALARY  BONUS  COMPENSATION  STOCK AWARDS  OPTIONS/SARS  PAYOUTS  COMPENSATION
--------------------------------------------------------------------------------------------------------------------
                                2004     nil    nil           nil           nil           nil      nil           nil
                                2005     nil    nil           nil           nil           nil      nil           nil
Thomas E. Mills, President (1)  2006     nil    nil           nil           nil           nil      nil           nil
--------------------------------------------------------------------------------------------------------------------


(1)     No  executive  officer  received  greater than $100,000 in salary during the fiscal period ending March 31, 2004, or the subsequent  fiscal  years  ending  March  31,  2005  and  2006. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid  during  the  respective  fiscal  years.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2006, the following table sets forth information known by our management regarding beneficial ownership of our common stock at the date of this prospectus by: each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

----------------------------------------------------------------------
Name                                             Number of Shares   %
----------------------------------------------------------------------

Thomas E. Mills                                         6,000,000  62%

Fidel Thomas                                            2,000,000  21%
----------------------------------------------------------------------
Directors and officers as a group (two persons)         8,000,000  83%
======================================================================

The address for all officers and directors is 500-666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------
                 Position with
Name             AMP Productions        Shares     Consideration  Date
--------------------------------------------------------------------------------

Thomas E. Mills  President, Treasurer   6,000,000  $         600  March 23, 2003

Fidel Thomas     Vice-President,        2,000,000  $         200  March 26, 2003
                 Secretary
================================================================================

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


ITEM 13.     EXHIBITS




EXHIBIT
NO.      TITLE
 3.1     Articles of Incorporation, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
 3.2     Amended and Restated Bylaws, AMP Productions, Ltd.
 4.1     Form of Stock certificate, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
14.1     Code of Ethics for Senior Financial Officers, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed
         June 24, 2004
31.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
32.1     Certifications pursuant to 18 U.S.C. Section 1350


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Ernst & Young for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 was $5,754.

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 was $Nil.

AUDIT  RELATED  FEES

For the fiscal year ended March 31, 2005, the aggregate fees billed for assurance and related services by Moore Stephens Ellis Foster relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $441.

For the fiscal years ended March 31, 2006 and March 31, 2005, the aggregate fees billed for assurance and related services by Ernst & Young relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were nil.

TAX  FEES

For the fiscal year ended March 31, 2005, the aggregate fees billed for tax compliance, by Moore Stephens Ellis Foster were nil.

For the fiscal years ended March 31, 2006 and March 31, 2005, the aggregate fees billed for tax compliance, by Ernst & Young were nil.

ALL  OTHER  FEES

For the fiscal year ended March 31, 2005, the aggregate fees billed by Moore Stephens Ellis Foster for other non-audit professional services, other than those services listed above, totaled nil.

For the fiscal years ended March 31, 2006 and March 31, 2005, the aggregate fees billed by Ernst & Young for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Vellmer & Chang is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

                                   AMP PRODUCTIONS, LTD.

                                   By:/s/ Thomas E. Mills
                                   Thomas E. Mills, Chief Executive Officer,
                                   Chief Principal Accounting Officer, President
Date:  June 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE         TITLE                                            DATE

/s/ Thomas Mills                                                   June 30, 2006
Thomas E. Mills   Chief Executive Officer,
                  Chief Principal Accounting Officer,
                  President & Director


/s/Fidel Thomas
Fidel Thomas      Vice-President, Secretary & Director             June 30, 2006