Form 10QSB
period 2006-06-30
AMP PRODUCTIONS LTD
filed 2006-08-07
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

  500-666 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA        V6C 2X8
         Address of principal executive offices)            (Zip Code)

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

As of June 30, 2006, the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
June 30, 2006
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------
                                                                        June 30    March 31
                                                                           2006        2006
--------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $ 82,096   $  83,548
  Prepaid expenses                                                          180         180
--------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     82,276      83,728
--------------------------------------------------------------------------------------------

EQUIPMENT, net                                                            1,871       2,306
--------------------------------------------------------------------------------------------

OPTION TO ACQUIRE LITERARY PROPERTIES (Note 3)                            5,000       5,000
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 89,147   $  91,034
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $     50   $     537
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                            50         537
--------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares
                                         (March 31, 2006 - 9,750,000)       975         975

ADDITIONAL PAID-IN CAPITAL                                              166,825     166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                      (78,703)    (77,303)
--------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                  89,097      90,497
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                $ 89,147   $  91,034
============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to June 30, 2006
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------
                                                                                                                Total
                                                                                               Deficit  stockholders'
                                                 Common stock          Additional   accumulated during         equity
                                               Shares   Amount    paid-in capital    development stage   (deficiency)
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share          8,000,000  $   800  $              -   $                -   $        800

Screenplays transferred from a shareholder          -        -            (5,000)                   -         (5,000)

Loss and comprehensive loss for the period          -        -                 -               (8,216)        (8,216)
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                     8,000,000  $   800  $         (5,000)  $           (8,216)  $    (12,416)
---------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 19, 2004, $0.10 per share              98,000       10             9,790                    -          9,800

Loss and comprehensive loss for the year            -        -                 -              (15,053)       (15,053)
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2004                     8,098,000  $   810  $          4,790   $          (23,269)  $    (17,669)
---------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
 $0.10 per share, net of                    1,652,000      165           162,035                    -        162,200
  share issuance cost of $3,000
Loss and comprehensive loss for the year            -        -                 -              (27,346)       (27,346)
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $   975  $        166,825   $          (50,615)       117,185
---------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -                 -              (26,688)       (26,688)
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $   975  $        166,825   $          (77,303)        90,497
---------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -        -                 -               (1,400)        (1,400)
---------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2006                      9,750,000  $   975  $        166,825   $          (78,703)        89,097
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------
                                      Cumulative
                                     February 27
                                            2003
                                  (inception) to       Three Months Ended
                                         June 30            June 30
                                            2006         2006         2005
---------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $   15,547   $        -   $        -
  Amortization                             3,350          435          435
  Bank charges                             1,397           59           64
  Consulting                               7,350            -          923
  Interest on promissory note                 87            -            -
  Legal                                   19,036            -            -
  Listing and filing fees                  7,794            -          160
  Office                                   3,300          160          609
  Printing                                 1,014            -           14
  Rent                                    18,336          571          537
  Transfer Expenses                          120           50            -
  Travel                                   2,918            -        1,837
---------------------------------------------------------------------------

OPERATING (LOSS)                         (80,249)      (1,275)      (4,579)
---------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Foreign exchange gain (loss)             1,546         (125)           -
---------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $  (78,703)  $   (1,400)  $   (4,579)

BASIC AND DILUTED LOSS PER SHARE                   $    (0.00)  $    (0.00)
===========================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                               9,750,000    8,748,427
===========================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                         Cumulative
                                                                        February 27
                                                                               2003
                                                                     (inception) to       Three Months Ended
                                                                           March 31             June 30
                                                                               2006        2006         2005
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                                 $     (78,703)   $ (1,400)   $  (4,579)
  Adjust for items not involving cash:
  -  amortization                                                             3,350         435          435

  Changes in other assets and liabilities:
                                                                               (180)          -       (1,126)
  -  increase in prepaid expenses
  -  increase (decrease) in accounts payable and accrued liabilities             50        (487)         534
  -  decrease in due to a related party                                      (5,000)          -       (1,000)
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                       (80,483)     (1,452)      (5,736)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase equipment                                                         (5,221)          -            -
  Options to acquire literary properties                                     (5,000)          -            -
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                       (10,221)          -            -

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds received on promissory note                                       10,324           -            -
  Repayment of promissory note                                              (10,324)          -            -
  Proceeds from issuance of common stock                                    172,800           -            -
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   172,800           -            -
-------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                  82,096      (1,452)      (5,736)
-------------------------------------------------------------------------------------------------------------

CASH, beginning of period                                                         -      83,548      113,049
-------------------------------------------------------------------------------------------------------------

CASH, end of period                                                   $      82,096    $ 82,096    $ 107,313
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Non-cash investing activities:  Screenplays                         $           -    $      -    $       -
  Interest expenses paid in cash                                      $         387    $      -    $       -
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
June 30, 2006
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of June 30, 2006 and 2005, the Company has no cash equivalents.

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

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
June 30, 2006
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)

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

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
June 30, 2006
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)

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

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
June 30, 2006
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)

3.     OPTIONS  TO  ACQUIRE  LITERARY  PROPERTIES

On September 19, 2005 and November 4, 2005, the Company entered into two purchase agreements with a third party to acquire two screenplays titled "Almost Cut My Hair" and "Hockey Buddha", respectively. Pursuant to the agreements, the Company is granted an option effective for a period of two years commencing on the above dates to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. The option period may be extended for an additional period of one year by the payment of $2,500 per screenplay. As at June 30, 2006, the initial option payments totalling $5,000 are fully paid.

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

The Company capitalized the option payment as options to acquire literary properties. The option payments will be included in the acquisition cost for the screenplay once the options are exercised. If the Company decided not to exercise the options, the options will be expensed upon determination that the acquisition is unlikely.
Included in accounts payable and accrued liabilities is an amount owed to a director of the Company for office and miscellaneous expenses of $Nil (March 31, 2006 - $537).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

We were incorporated for the purpose of developing, producing, marketing, and distributing low-budget feature-length films to movie theaters and ancillary markets. Our capital has been obtained via issuance of common stock and shareholder loans.

Within the next four months we will begin pre-production of our screenplay, "Code Blue". This will entail a script breakdown, production budget, preliminary shooting schedule and production board. We will then prepare a business plan for the film in order to attract prospective investors to fund film production. We do not have the commitment of any actors or directors.

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

As of June 30, 2006, we had total assets of $89,147, comprised of $82,096 in cash, $180 in prepaid expenses, $1,871 in equipment and $5,000 in options to acquire literary properties. This is a decrease from $91,034 in total assets as of March 31, 2006. This decrease was attributable to operating expenses, primarily for professional fees and rent.

As of June 30, 2006, our total liabilities decreased to $50 from $537 as of March 31, 2006. This decrease resulted from debt settlement.

As of June 30, 2006, we had working capital of $82,226 compared with $83,191 as of March 31, 2006.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $1,400 for the three month period ending June 30, 2006, due primarily to rent, equipment depreciation and office expenses. This was a decrease from the operating loss of $4,579 for the three month period ended June 30, 2005.

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

At present, our common stock is quoted on the OTC bulletin board under the symbol "AMPC".

As of June 30, 2006, there were 91 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until June 30, 2006:


                                                                        Amount ($)

Gross offering proceeds as of June 30, 2006                                 175,000

Offering expenses incurred from December 18, 2003 to June 30, 2006 (3)

     Legal fees                                                              13,000
-----------------------------------------------------------------------------------

Total Expenses                                                               13,000

Net offering proceeds as of June 30, 2006                                   162,000

     Debt Repayment                                                          10,387

     Options to Acquire Literary Properties (1)                              10,000

     Motion Picture Pre-production                                            4,500

     Equipment                                                                4,330

     Marketing                                                                1,838

     Working Capital (2)                                                     27,449

     Other professional fees (3)                                             22,524
-----------------------------------------------------------------------------------

     Total use of net proceeds                                          $    81,028


(1)  The sum of $5,000 was paid to Fidel Thomas, our Vice-President and a director, pursuant to two option agreements dated March 2, and March 3, respectively, of
2003.

(2) The sum of $2,687 was paid to Thomas Mills, our President and a director, as reimbursement for costs incurred by him in paying for office expenses, including rental expenses, courier charges, communications charges, office supplies.

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

                                             AMP PRODUCTIONS, LTD.



Date: August 1, 2006                         /s/ Thomas Mills
                                             Thomas E. Mills
                                             President & Chief Financial Officer