Form 10QSB
period 2006-09-30
AMP PRODUCTIONS LTD
filed 2006-11-02
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-106291

                              AMP PRODUCTIONS, LTD.
             (Exact Name of Registrant as Specified in its Charter)

                  NEVADA                                98-0400189
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

As of September 30, 2006, the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheet
September 30, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)



                                                                     September 30, 2006    March 31, 2006
ASSETS
CURRENT
  Cash and cash equivalents                                          $          65,175     $      83,548
  Prepaid expenses                                                                 180               180

TOTAL CURRENT ASSETS                                                            65,355            83,728

EQUIPMENT, net                                                                   1,435             2,306

SCREENPLAYS                                                                     10,000             5,000

PRODUCTION IN PROGRESS                                                           7,000                 -

TOTAL ASSETS                                                         $          83,790     $      91,034

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                           $             203     $         537

TOTAL LIABILITIES                                                                  203               537

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                                 975               975
               (March 31, 2006 - 9,750,000)
ADDITIONAL PAID-IN CAPITAL                                                     166,825           166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                             (84,213)          (77,303)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                         83,587            90,497

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $          83,790     $      91,034

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to September 30, 2006 (Unaudited - Prepared By Management)

(EXPRESSED IN U.S. DOLLARS)


                                                                                                                Total
                                                                                             Deficit    stockholders'
                                                Common stock         Additional   accumulated during           equity
                                               Shares   Amount  paid-in capital    development stage     (deficiency)
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share          8,000,000  $   800  $             -   $               -     $        800

Screenplays transferred from a shareholder          -        -           (5,000)                  -           (5,000)

Loss and comprehensive loss for the period          -        -                -              (8,216)          (8,216)

Balance, March 31, 2003                     8,000,000  $   800  $        (5,000)  $          (8,216)    $    (12,416)

Issuance of common stock for cash
  March 19, 2004, $0.10 per share              98,000       10            9,790                   -            9,800

Loss and comprehensive loss for the year            -        -                -             (15,053)         (15,053)

Balance, March 31, 2004                     8,098,000  $   810  $         4,790   $         (23,269)    $    (17,669)

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of
  share issuance cost of $3,000             1,652,000      165          162,035                   -          162,200

Loss and comprehensive loss for the year            -        -                -             (27,346)         (27,346)

Balance, March 31, 2005                     9,750,000  $   975  $       166,825   $         (50,615)    $    117,185

Loss and comprehensive loss for the year            -        -                -             (26,688)         (26,688)

Balance, March 31, 2006                     9,750,000  $   975  $       166,825   $         (77,303)    $     90,497

Loss and comprehensive loss for the period          -        -                -              (6,910)          (6,910)

Balance, September 30, 2006                 9,750,000  $   975  $       166,825   $         (84,213)    $     83,587

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)


                                          Cumulative
                                         February 27
                                                2003   Three months   Three months     Six months     Six months
                                      (inception) to          ended          ended          ended          ended
                                        September 30   September 30   September 30   September 30   September 30
                                                2006           2006           2005           2006           2005
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $       23,642   $      8,095   $      6,024   $      8,095   $      6,024
  Amortization                                 3,785            435            435            870            870
  Bank charges                                 1,409             12              2             71             66
  Consulting                                   7,350              -              -              -            923
  Interest on promissory note                     87              -              -              -              -
  Legal                                       14,536         (4,500)             -         (4,500)             -
  Listing and filing fees                      8,237            443              -            443            160
  Office                                       3,659            359            179            519            788
  Printing                                     1,014              -              -              -             14
  Rent                                        18,917            581            473          1,152          2,917
  Transfer Expenses                              170             50              -            100              -
  Travel                                       2,918              -              -              -          1,838

OPERATING (LOSS)                             (85,724)        (5,475)        (7,111)        (6,750)       (13,600)

OTHER INCOME
  Foreign exchange gain (loss)                 1,511            (35)           (79)          (160)           (79)

NET LOSS FOR THE PERIOD               $      (84,213)  $     (5,510)  $     (7,190)  $     (6,910)  $    (13,679)

BASIC AND DILUTED LOSS PER SHARE                       $       0.00   $       0.00   $       0.00   $       0.00

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                     9,750,000      8,337,514      9,750,000      8,286,671

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)


                                                      Cumulative
                                                     February 27
                                                            2003   Three month    Three months
                                                  (inception) to          ended          ended
                                                    September 30   September 30   September 30
                                                            2006           2006           2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                               $      (84,213)  $     (5,510)  $     (7,190)
Adjust for items not involving cash:
  - amortization                                           3,785            435            435

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  increase in prepaid expenses                           (180)             -          2,090
  -  increase (decrease) in accounts payable and
accrued liabilities                                          204            154         (1,803)
  -  decrease in due to a related party                   (5,000)             -              -
  -  increase in production in progress                   (7,000)        (7,000)             -

NET CASH USED IN OPERATING ACTIVITIES                    (92,404)       (11,921)        (6,468)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of screenplays                                (10,000)        (5,000)        (2,500)
  Purchase equipment                                      (5,221)             -              -

Net cash flows used in investing activities              (15,221)        (5,000)        (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received on promissory note                    10,324              -              -
  Repayment of promissory note                           (10,324)             -              -
  Proceeds from issuance of common stock                 172,800              -              -

Net cash provided by financing activities                172,800              -              -

INCREASE IN CASH                                          65,175        (16,921)        (8,968)

CASH, beginning of period                                      -         82,096        106,813

CASH, end of period                               $       65,175   $     65,175   $     97,845

SUPPLEMENTAL INFORMATION:
  Non-cash investing activities:  Screenplays     $       (5,000)  $          -   $          -
  Interest expenses paid in cash                             387              -              -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
September 30, 2006
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of September 30, 2006 the Company has no cash equivalents.

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

(m)     Production  in  progress

In June 2000, the American Institute of Certified Public Accountants (AICPA) issued SOP-00-2, "Accounting by Producers or Distributors of Films" ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributor, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs.

In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value. We do not expect compliance with SOP-00-2 to have an impact on our financial statements.

(n)     New  Accounting  Pronouncements

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

3.

OPTIONS  TO  ACQUIRE  LITERARY  PROPERTIES

On September 15, 2006, September 19, 2005 and November 4, 2005, the Company entered into three purchase agreements with third parties to acquire three screenplays titled "Pelicula", "Almost Cut My Hair" and "Hockey Buddha", respectively. Pursuant to the agreements, the Company is granted an option effective for a period of two years commencing on the above dates to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $5,000 for Pelicula, and $2,500 for each of the other options, with the total consideration for all options being $10,000. The option period for Almost Cut My Hair and Hockey Buddha may be extended for an additional period of one year by the payment of $2,500 per screenplay. As at September 30, 2006, the options are fully paid.

The purchase price for Pelicula is $50,000 while the purchase price for each of the other two screenplays will be $20,000, plus the following contingent compensations for each of the screenplays:

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

We have abandoned pre-production of the screenplay, "Code Blue". We have begun pre-production of our screenplay, "Pelicula". We have engaged the services of a producer as an independent contractor who will oversee the production of producer's package, including script breakdown, production budget, preliminary shooting schedule and production board. We are also currently preparing a business plan for the film in order to attract prospective investors to fund film production. We do not have the commitment of any actors or directors. We have not yet determined the final budget for Pelicula.

If we are successful in securing the necessary financing for the production of Pelicula, we will produce it through Pelicula Productions Limited Partnership (a British Columbia limited partnership) which will be established specifically for the purpose. We will retain 49% of the partnership units of Pelicula Productions LP. Investors will share 50% of the remaining partnership units, pro rata. AMP Productions (2006) Ltd., a British Columbia company to be established as the general manager will receive the remaining 1% of the partnership units. Partnership units will only be sold to investors who are:

1. corporations, limited partnerships, trusts or estates having net assets of at least $5 million;

2. individuals who have at least $1 million in financial assets (cash and securities) before taxes;

3. individuals whose net income before taxes exceeds $200,000 (or $300,000 combined income with spouse) in each of the two most recent years and who reasonably expects to exceed that net income in the current year; or

4.     individuals who have at least $5 million in net assets.

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

As of September 30, 2006, we had total assets of $83,790, comprised of $65,175 in cash, $180 in prepaid expenses, $1,435 in equipment, $10,000 in options to acquire literary properties and $7,000 in production in progress. This is a decrease from $91,034 in total assets as of March 31, 2006. This decrease was attributable to operating expenses, primarily for professional and producer fees.

As of September 30, 2006, our total liabilities decreased to $203 from $537 as of March 31, 2006. This decrease resulted from debt settlement.

As of September 30, 2006, we had working capital of $65,152 compared with $83,191 as of March 31, 2006.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $5,510 for the three-month period ending September 30, 2006, due primarily to professional fees. This was a decrease from the operating loss of $7,190 for the three-month period ended September 30, 2005.

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of September 30, 2006, there were 91 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until September 30, 2006:


                                                                              Amount ($)
----------------------------------------------------------------------------------------
Gross offering proceeds as of September 30, 2006                                 175,000

Offering expenses incurred from December 18, 2003 to September 30, 2006 (3)       13,000
----------------------------------------------------------------------------------------

Total Expenses                                                                    13,000

Net offering proceeds as of September 30, 2006                                   162,000

    Debt Repayment                                                                10,387

    Options to Acquire Literary Properties (1)                                    10,000

    Motion Picture Pre-production                                                 11,500

    Equipment                                                                      4,330

    Marketing                                                                      1,838

    Working Capital (2)                                                           28,894

    Other professional fees (4)                                                   26,119
----------------------------------------------------------------------------------------

Total use of net proceeds                                                    $    68,932
========================================================================================


(1)  The sum of $5,000 was paid to Fidel Thomas, our Vice-President and a director, pursuant to two option agreements dated March 2, and March 3, respectively, of 2003.
(2)  The sum of $2,687 was paid to Thomas Mills, our President and a director, as reimbursement for costs incurred by him in paying for office expenses, including rental expenses, courier charges, communications charges, office supplies.
(3)  Offering expenses of $13,000 were substantially less than the anticipated aggregate offering expenses in the amount of $22,500 for both of our registration statements.
(4)  The Company incurred additional other professional fees of $26,119, primarily due to higher than anticipated accounting costs.




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

                                             AMP PRODUCTIONS, LTD.


Date: November 1, 2006                       /s/ Thomas Mills
                                             Thomas E. Mills
                                             President & Chief Financial Officer