Form 10QSB/A
period 2006-09-30
AMP PRODUCTIONS LTD
filed 2006-11-06
CIK 1242513

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

---------------------------------------------------------------------------------------------------------
                                                                     September 30, 2006    March 31, 2006
ASSETS
CURRENT
  Cash and cash equivalents                                          $          65,175     $      83,548
  Prepaid expenses                                                                 180               180
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                            65,355            83,728
---------------------------------------------------------------------------------------------------------

EQUIPMENT, net                                                                   1,435             2,306

SCREENPLAYS                                                                     10,000             5,000

PRODUCTION IN PROGRESS                                                           7,000                 -
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $          83,790     $      91,034
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                           $             203     $         537
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  203               537
---------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                                 975               975
               (March 31, 2006 - 9,750,000)
ADDITIONAL PAID-IN CAPITAL                                                     166,825           166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                             (84,213)          (77,303)
---------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                         83,587            90,497
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $          83,790     $      91,034
=========================================================================================================

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
---------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of
  share issuance cost of $3,000             1,652,000      165          162,035                   -          162,200

Loss and comprehensive loss for the year            -        -                -             (27,346)         (27,346)
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $   975  $       166,825   $         (50,615)    $    117,185
---------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -                -             (26,688)         (26,688)
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $   975  $       166,825   $         (77,303)    $     90,497
---------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -        -                -              (6,910)          (6,910)
---------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2006                 9,750,000  $   975  $       166,825   $         (84,213)    $     83,587
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
                                                              Cumulative
                                                             February 27
                                                                    2003   Three months   Three months     Six months     Six months
                                                          (inception) to          ended          ended          ended          ended
                                                            September 30   September 30   September 30   September 30   September 30
                                                                    2006           2006           2005           2006           2005
------------------------------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                             $       23,642   $      8,095   $      6,024   $      8,095   $      6,024
  Amortization                                                    3,785            435            435            870            870
  Bank charges                                                    1,409             12              2             71             66
  Consulting                                                      7,350              -              -              -            923
  Interest on promissory note                                        87              -              -              -              -
  Legal                                                          14,536         (4,500)             -         (4,500)             -
  Listing and filing fees                                         8,237            443              -            443            160
  Office                                                          3,659            359            179            519            788
  Printing                                                        1,014              -              -              -             14
  Rent                                                           18,917            581            473          1,152          2,917
  Transfer Expenses                                                 170             50              -            100              -
  Travel                                                          2,918              -              -              -          1,838
------------------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                                (85,724)        (5,475)        (7,111)        (6,750)       (13,600)
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)                                    1,511            (35)           (79)          (160)           (79)
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                  $      (84,213)  $     (5,510)  $     (7,190)  $     (6,910)  $    (13,679)
------------------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                          $       0.00   $       0.00   $       0.00   $       0.00
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  - basic and diluted                                                        9,750,000      8,337,514      9,750,000      8,286,671
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------
                                                      Cumulative
                                                     February 27
                                                            2003   Three month    Three months
                                                  (inception) to          ended          ended
                                                    September 30   September 30   September 30
                                                            2006           2006           2005
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                               $      (84,213)  $     (5,510)  $     (7,190)
Adjust for items not involving cash:
  - amortization                                           3,785            435            435

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  increase in prepaid expenses                           (180)             -          2,090
  -  increase (decrease) in accounts payable and
accrued liabilities                                          204            154         (1,803)
  -  decrease in due to a related party                   (5,000)             -              -
  -  increase in production in progress                   (7,000)        (7,000)             -
-----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                    (92,404)       (11,921)        (6,468)
-----------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of screenplays                                (10,000)        (5,000)        (2,500)
  Purchase equipment                                      (5,221)             -              -
-----------------------------------------------------------------------------------------------

Net cash flows used in investing activities              (15,221)        (5,000)        (2,500)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received on promissory note                    10,324              -              -
  Repayment of promissory note                           (10,324)             -              -
  Proceeds from issuance of common stock                 172,800              -              -
-----------------------------------------------------------------------------------------------

Net cash provided by financing activities                172,800              -              -
-----------------------------------------------------------------------------------------------

INCREASE IN CASH                                          65,175        (16,921)        (8,968)

CASH, beginning of period                                      -         82,096        106,813
-----------------------------------------------------------------------------------------------

CASH, end of period                               $       65,175   $     65,175   $     97,845
===============================================================================================

SUPPLEMENTAL INFORMATION:
  Non-cash investing activities:  Screenplays     $       (5,000)  $          -   $          -
  Interest expenses paid in cash                             387              -              -

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