Form 10QSB
period 2006-12-31
AMP PRODUCTIONS LTD
filed 2007-02-14
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                           Commission file # 000-51824

                              AMP PRODUCTIONS, LTD.
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   98-0400189
                    (I.R.S. Employer Identification number)

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

As of December 31, 2006 the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheet
December 31, 2006
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------
                                                                         December 31, 2006    March 31, 2006
                                                                                                    (audited)
-------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                              $          61,063    $       83,548
  Prepaid expenses                                                                     180               180
-------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                61,243            83,728
-------------------------------------------------------------------------------------------------------------

EQUIPMENT, net                                                                       1,000             2,306

SCREENPLAYS                                                                         10,000             5,000

PRODUCTION IN PROGRESS                                                              10,000                 -
-------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $          82,243    $       91,034
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                               $           1,507    $          537
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                    1,507               537
-------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                                     975               975
    (March 31, 2006 - 9,750,000)
ADDITIONAL PAID-IN CAPITAL                                                         166,825           166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                 (87,064)          (77,303)
-------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                             80,736            90,497
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $          82,243    $       91,034
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to December 31, 2006
(Unaudited - Prepared By Management)

(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------
                                                                                 Deficit
                                                                             accumulated           Total
                                                                Additional        during   stockholders'
                                                 Common stock      paid-in   development          equity
                                               Shares  Amount      capital         stage    (deficiency)
--------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 3, 2003, $0.0001 per share          8,000,000  $  800   $        -   $         -   $        800

Screenplays transferred from a shareholder          -       -       (5,000)            -         (5,000)

Loss and comprehensive loss for the period          -       -            -        (8,216)        (8,216)
--------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                     8,000,000  $  800   $   (5,000)  $    (8,216)  $    (12,416)
--------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 19, 2004, $0.10 per share              98,000      10        9,790             -          9,800

Loss and comprehensive loss for the year            -       -            -       (15,053)       (15,053)
--------------------------------------------------------------------------------------------------------

Balance, March 31, 2004                     8,098,000  $  810   $    4,790   $   (23,269)  $    (17,669)
--------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of
  share issuance cost of $3,000             1,652,000     165      162,035             -        162,200

Loss and comprehensive loss for the year            -       -            -       (27,346)       (27,346)
--------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $  975   $  166,825   $   (50,615)       117,185
--------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -            -       (26,688)       (26,688)
--------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $  975   $  166,825   $   (77,303)        90,497
--------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -       -            -        (9,761)        (9,761)
--------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                  9,750,000  $  975   $  166,825   $   (87,064)        80,736
========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------
                                         Cumulative
                                        February 27
                                               2003   Three months   Three months   Nine months   Nine months
                                     (inception) to          ended          ended         ended         ended
                                        December 31    December 31    December 31   December 31   December 31
                                               2006           2006           2005          2006          2005
--------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $      24,597   $        955   $          -   $     9,050   $     6,024
  Amortization                                4,220            435            435         1,305         1,305
  Bank charges                                1,425             16             36            86           102
  Consulting                                  7,350              -            500             -         1,423
  Interest on promissory note                    87              -              -             -             -
  Legal                                      14,536              -         10,000        (4,500)       10,000
  Listing and filing fees                     8,237              -              -           443           160
  Office                                      3,845            186             78           706           865
  Printing                                    1,014              -              -             -            14
  Rent                                       20,187          1,270            757         2,423         3,675
  Transfer Expenses                             170              -             70           100            70
  Travel                                      2,918              -              -             -         1,838
--------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                            (88,586)        (2,862)       (11,876)       (9,613)      (25,475)

OTHER INCOME
  Foreign exchange gain (loss)                1,522             11              1          (148)          (79)
--------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $     (87,064)  $     (2,851)  $    (11,875)  $    (9,761)  $   (25,554)

BASIC AND DILUTED LOSS PER SHARE                      $       0.00   $       0.00   $      0.00   $      0.00
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                    9,750,000      9,147,500     9,750,000     9,603,213
==============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------
                                                      Cumulative
                                                     February 27
                                                            2003   Three months   Three months
                                                  (inception) to          ended          ended
                                                     December 31    December 31    December 31
                                                            2006           2006           2005
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                               $      (87,064)  $     (2,851)  $    (11,875)
Adjust for items not involving cash:
  - amortization                                           4,220            435            435

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  increase in prepaid expenses                           (180)             -            500
  -  increase (decrease) in accounts payable and
accrued liabilities                                        1,508          1,304            412
  -  decrease in due to a related party                   (5,000)             -           (500)
  -  increase in production in progress                  (10,000)        (3,000)             -
-----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                    (96,516)        (4,112)       (11,028)
-----------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of screenplays                                (10,000)             -         (2,500)
  Purchase equipment                                      (5,221)             -              -
-----------------------------------------------------------------------------------------------

Net cash flows used in investing activities              (15,221)             -         (2,500)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received on promissory note                    10,324              -              -
  Repayment of promissory note                           (10,324)             -              -
  Proceeds from issuance of common stock                 172,800              -              -
-----------------------------------------------------------------------------------------------

Net cash provided by financing activities                172,800              -              -
-----------------------------------------------------------------------------------------------

INCREASE IN CASH                                          61,063         (4,112)       (13,528)

CASH, beginning of period                                      -         65,175         97,845
-----------------------------------------------------------------------------------------------

CASH, end of period                               $       61,063   $     61,063   $     84,317
===============================================================================================

SUPPLEMENTAL INFORMATION:
  Non-cash investing activities:  Screenplays     $       (5,000)  $          -   $          -
  Interest expenses paid in cash                             387              -              -
===============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
December 31, 2006
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2006 the Company has no cash equivalents.

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

3.

OPTIONS  TO  ACQUIRE  LITERARY  PROPERTIES

On September 15, 2006, September 19, 2005 and November 4, 2005, the Company entered into three purchase agreements with third parties to acquire three screenplays titled "Pelicula", "Almost Cut My Hair" and "Hockey Buddha", respectively. Pursuant to the agreements, the Company is granted an option effective for a period of two years commencing on the above dates to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $5,000 for Pelicula, and $2,500 for each of the other options, with the total consideration for all options being $10,000. The option period for Almost Cut My Hair and Hockey Buddha may be extended for an additional period of one year by the payment of $2,500 per screenplay. As at December 31, 2006, the options are fully paid.

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

If we are successful in securing the necessary financing for the production of Pelicula, we will produce it through Pelicula Productions Limited Partnership (a British Columbia limited partnership) which will be established specifically for the purpose. We will retain 49% of the partnership units of Pelicula Productions LP. Investors will share 50% of the remaining partnership units, pro rata. AMP Productions (2006) Ltd., a British Columbia company to be established as the general manager, will receive the remaining 1% of the partnership units. Partnership units will only be sold to investors who are:

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

As of December 31, 2006, we had total assets of $82,243, comprised of $61,063 in cash, $180 in prepaid expenses, $1,000 in equipment, $10,000 in options to acquire literary properties and $10,000 in production in progress. This is a decrease from $91,034 in total assets as of March 31, 2006. This decrease was attributable to operating expenses, primarily for professional and producer fees.

As of December 31, 2006, our total liabilities increased to $1,507 from $537 as of March 31, 2006. This increase resulted from accounting fees.

As of December 31, 2006, we had working capital of $59,736 compared with $83,191 as of March 31, 2006.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $2,851 and $9,613 for the respective three and nine month periods ending December 31, 2006, due primarily to professional fees and office rent. This was a decrease from the operating loss of $11,875 and $25,554 for the respective three and nine month periods ended December 31, 2005.

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of December 31, 2006, there were 91 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until December 31, 2006:


--------------------------------------------------------------------------------------
                                                                            Amount ($)
--------------------------------------------------------------------------------------
Gross offering proceeds as of December 31, 2006                                175,000

Offering expenses incurred from December 18, 2003 to December 31, 2006 (1)      13,000
--------------------------------------------------------------------------------------

Total Expenses                                                                  13,000

Net offering proceeds as of December 31, 2006                                  162,000

Debt Repayment                                                                  10,387

Options to Acquire Literary Properties (2)                                      10,000

Motion Picture Pre-production                                                   14,500

Equipment                                                                        4,330

Marketing                                                                        1,838

Working Capital (3)(4)                                                          30,006

Other professional fees (5)                                                     26,119
--------------------------------------------------------------------------------------

Total use of net proceeds                                                   $   68,932
======================================================================================



(1) Offering expenses were substantially less than the anticipated aggregate offering expenses in the amount of $22,500 for both of our registration statements.
(2) The sum of $5,000 was paid to Fidel Thomas, our Vice-President and a director, pursuant to two option agreements dated March 2, and March 3, respectively, of 2003.
(3) The sum of $2,687 was paid to Thomas Mills, our President and a director, as reimbursement for costs incurred by him in paying for office expenses, including rental expenses, courier charges, communications charges, office supplies.
(4) Working capital costs are substantially more than our anticipated needs due to the unexpected delay in securing production financing.
(5) The Company incurred additional other professional fees of $26,119, primarily due to higher than anticipated accounting costs.


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

                                             AMP PRODUCTIONS, LTD.


Date: February 13, 2007                      /s/ Thomas Mills
                                             Thomas E. Mills
                                             President & Chief Financial Officer