Form 10KSB
period 2007-03-31
AMP PRODUCTIONS LTD
filed 2007-06-29
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2007

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

The Issuer had no revenue for the fiscal year ended March 31, 2007.

As of June 7, 2007, the Issuer had 9,750,000 shares of Common Stock outstanding.

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

As of June 7, 2007, there were 39 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until March 31, 2007:

                                                                     Amount ($)

Gross offering proceeds as of March 31, 2007                            175,000

Offering expenses (3)

     Legal fees                                                          13,000

Total Expenses                                                           13,000

Net offering proceeds as of March 31, 2007                              162,000

     Debt Repayment                                                      10,387

     Options to Acquire Literary Properties (1)                          15,000

     Motion Picture Pre-production                                       14,500

     Equipment                                                            4,330

     Marketing                                                            1,838

     Working Capital (2)                                                 31,391

     Other professional fees (3)                                         31,609

Total use of net proceeds                                                52,945

(1) The sum of $5,000 was paid to Fidel Thomas, our former Vice-President and a director, pursuant to two option agreements dated March 2, and March 3, respectively, of 2003.

(2) The sum of $2,687 was paid to Thomas Mills, our President and a director, as reimbursement for costs incurred by him in paying for office expenses, including rental expenses, courier charges, communications charges, office supplies.

(3) Offering expenses of $13,000 were substantially less than the anticipated aggregate offering expenses in the amount of $22,500 for both of our registration statements. The Company incurred additional other professional fees of $31,609, primarily due to higher than anticipated accounting costs.


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

As of March 31, 2007, we had total assets of $76,612, comprised of $58,570 in cash, $477 in prepaid expenses, $565 in equipment, $5,000 in options to acquire literary properties and $12,000 in development cost. This is a decrease from $91,034 in total assets as of March 31, 2006. This decrease was attributable to operating expenses, primarily for professional fees.

As of March 31, 2007, our total liabilities increased to $2,890 from $537 as of March 31, 2006. This increase resulted from outstanding accounting fees and consulting fee to producer.

As of March 31, 2007, we had working capital of $56,157 compared with $83,191 as of March 31, 2006.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $16,775 for the fiscal year ending March 31, 2007, due primarily to professional fees and rent. This was a decrease from the operating loss of $26,688 for the previous fiscal year.

ITEM 7.     FINANCIAL STATEMENTS

AMP PRODUCTIONS, LTD.
(A development stage enterprise)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

March 31, 2007 and 2006



INDEX

Report of Independent Registered Public Accounting Firm
Report of Former Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
AMP PRODUCTIONS, LTD.
(A  development  stage  enterprise)

We have audited the balance sheets of AMP PRODUCTIONS, LTD. (the "Company") (a development stage enterprise) as at March 31, 2007 and 2006,, the related statements of stockholders' equity, operations and cash flows for the years ended March 31, 2007 and 2006, and from February 27, 2003 (inception) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, and for the period from February 27, 2003 (inception) to March 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company since inception on February 27, 2003 and has incurred significant recurring net losses since then, resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters that raise substantial doubt about the Company's ability to continue as a going concern are also disclosed in Note 1 to the financial statements. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VANCOUVER, CANADA                                             VELLMER & CHANG
June 15, 2007                                              Chartered Accountants


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
March 31, 2007 and 2006
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------
                                                                           2007       2006
-------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $ 58,570   $ 83,548
  Prepaid expenses                                                          477        180
-------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     59,047     83,728
-------------------------------------------------------------------------------------------

EQUIPMENT, net                                                              565      2,306

OPTION TO ACQUIRE LITERARY PROPERTIES (Note 3)                            5,000      5,000

PRODUCTION IN PROGRESS (Note 3)                                          12,000          -
-------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 76,612   $ 91,034
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $  2,890   $    537
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                         2,890        537
-------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 3 AND 5)

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares
    (March 31, 2006 - 9,750,000)                                            975        975

ADDITIONAL PAID-IN CAPITAL                                              166,825    166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                      (94,078)   (77,303)
-------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               73,722     90,497
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 76,612   $ 91,034
===========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. SEE NOTE 1 - BASIS OF PRESENTATION


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity
For the period from February 27, 2003 (inception) to March 31, 2007
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------
                                                                                 Deficit
                                                                             accumulated           Total
                                                                Additional        during   stockholders'
                                                Common stock       paid-in   development          equity
                                               Shares   Amount     capital         stage    (deficiency)
--------------------------------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of share issuance
  cost of $3,000                            1,652,000      165     162,035             -        162,200

Loss and comprehensive loss for the year            -        -           -       (27,346)       (27,346)
--------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $   975  $  166,825   $   (50,615)       117,185
--------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -           -       (26,688)       (26,688)

Balance, March 31, 2006                     9,750,000  $   975  $  166,825   $   (77,303)        90,497
--------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -           -       (16,775)       (16,775)
--------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     9,750,000  $   975  $  166,825   $   (94,078)        73,722
========================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------
                                                        Cumulative
                                                       February 27
                                                              2003
                                                    (inception) to   Year Ended   Year Ended
                                                          March 31     March 31     March 31
                                                              2007         2007         2006
---------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                            $   25,437   $    9,890   $    6,024
  Amortization                                               4,655        1,740        1,740
  Bank charges                                               1,435           97          102
  Consulting                                                 7,350            -        1,423
  Interest on promissory note                                   87            -            -
  Legal                                                     14,536       (4,500)      10,000
  Listing and filing fees                                    8,236          442          160
  Office                                                     4,098          958        1,125
  Printing                                                   1,014            -           14
  Rent                                                      20,668        2,903        4,118
Transfer Expenses                                              170          100           70
  Travel                                                     2,918            -        1,837
  Write off of options to acquire literary properties        5,000        5,000            -
---------------------------------------------------------------------------------------------

OPERATING (LOSS)                                           (95,604)     (16,630)     (26,613)
---------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Foreign exchange gain (loss)                               1,526         (145)         (75)
---------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                 $  (94,078)  $  (16,775)  $  (26,688)

BASIC AND DILUTED LOSS PER SHARE                                     $    (0.00)  $    (0.00)
=============================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                 9,750,000    9,750,000
=============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------
                                                                               Cumulative
                                                                              February 27
                                                                                     2003
                                                                           (inception) to   Year Ended   Year Ended
                                                                                 March 31     March 31     March 31
                                                                                     2007         2007         2006
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                                      $      (94,078)  $  (16,775)  $  (26,688)
  Adjust for items not involving cash:
-  amortization                                                                     4,655        1,740        1,740
--------------------------------------------------------------------------------------------------------------------

  Changes in other assets and liabilities:
  -  increase in prepaid expenses                                                    (477)        (297)       2,890
  -  increase (decrease) in accounts payable and accrued liabilities                2,890        2,353         (443)
 -   increase in production in progress                                           (12,000)     (12,000)           -
  -  decrease in due to a related party                                            (5,000)           -       (2,000)

NET CASH USED IN OPERATING ACTIVITIES                                            (104,010)     (24,979)     (24,501)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase equipment                                                               (5,221)           -            -
  Options to acquire literary properties                                           (5,000)           -       (5,000)
--------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                             (10,221)           -       (5,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds received on promissory note                                             10,324            -            -
  Repayment of promissory note                                                    (10,324)           -            -
  Proceeds from issuance of common stock                                          172,800            -            -
--------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         172,800            -            -
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   58,569      (24,979)     (29,501)

CASH AND CASH EQUIVALENTS, beginning of period                                          -       83,548      113,049
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                   $       58,569   $   58,569   $   83,548
====================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expenses paid in cash                                             $          387   $        -   $        -
====================================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2007 and 2006
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2007 and 2006, the Company has no cash equivalents and none of the cash is over the federally insured limit.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company since the inception.

(d)     Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.

(f)     Foreign  Currency

The Company maintains its accounting records in U.S. Dollars. Monetary items denominated in foreign currency are translated to U.S. dollars at the exchange rate in effect at the balance sheet date. Non-monetary items are translated at the exchange rates in effect when the assets are acquired or obligations incurred. Revenues and expenses are translated at the exchange rates in effect at the time of the transactions. Foreign exchange gains and losses are included in the statement of operations.

(g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and the U.S. dollar.

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


(i)     Stock-Based  Compensation

The Company has adopted the Statement of Financial Accounting Standards No. 123R amending SFAS No. 123. SFAS No. 123R requires the Company to expense stock options based on fair value in its financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R will have no effect on the Company's cash flows, but is expected to have a material impact on its results of operations.

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

(m)     Film costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 139. The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at March 31, 2007, the Company has not yet generated any revenue, and, as a result, the costs are deferred.

(n)     New  Accounting  Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. Currently, the
Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

2.     SIGNIFICANT  ACCOUNTING  POLICIES   (CONTINUED)

In September 2006, FASB issued SFAS No. 157,"Fair Value Measurements," which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

3.     OPTIONS  TO  ACQUIRE  LITERARY  PROPERTIES

On September 19, 2005 and November 4, 2005, the Company entered into two purchase agreements with a third party to acquire two screenplays titled "Almost Cut My Hair" and "Hockey Buddha", respectively. Pursuant to the agreements, the Company is granted an option effective for a period of two years commencing on the above dates to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. The option period may be extended for an additional period of one year by the payment of $2,500 per screenplay. As at March 31, 2007, the initial option payments totalling $5,000 are fully paid.

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

As at the year end, the Company decided not to extend these two options. As a result, the initial option payment totalling $5,000 have been expensed in the current year.

On September 16, 2006, the Company entered into an agreement with a third party ("Owner") to acquire a screenplay titled "Pelicula". Pursuant to the agreement, the Company was granted an option effective for a period of one year commencing on September 16, 2006 to acquire all rights, titles and interests for the screenplay. The consideration for the option is $5,000. As at March 31, 2007, the initial option payment of $5,000 is fully paid.

The purchase price for this screenplay will be $50,000, plus the following contingent compensations:

(a) In the event that a Picture is produced by company or its assigns and the budget of the Picture as of the first day of principal photography and as allowed by all entities financing or guaranteeing completion of the Picture, is not less than $2,000,000, Owner shall receive additional compensation to make the Purchase price equivalent to the Script Fee payable to a writer pursuant to the most current Independent Production Agreement of the Writer's Guild of Canada.

(b) In addition to the amount set out above, the Company shall pay to Owner 3% of 100% of the Company's "Net Profit" of the Picture, or any television series, pilot or movie-of-the-week that derives directly from the Property. "Net Profit" will be defined, computed, accounted fro and paid in accordance with Net Profits definition based on the Company's "break even" negative cost position after payment of all reasonable production expenses and receipt by the Company of all distribution advances and gross receipts from exploitation of the Picture and the Property.

On September 15, 2006, the Company entered into an agreement with a producer for development and production of a motion picture based on the screenplay Pelicula. In consideration for the pre-production services, the Company shall pay the Producer the sum of $ 12,000 USD as follows.

-  $7,000  USD  upon  execution  of  this  agreement  (paid)
-  $3,000  USD  upon  completion  of  the  Producer's  Package  (paid)
- $2,000 USD upon completion of the business plan (should be delivered by November 30, 2006)

The Company should give written notice to the Producer by March 31, 2007, stipulating whether it elects to proceed to production of the Picture or to abandon the project. As a March 31, 2007, although no such notice has been provided, the Company is still in the process of evaluating the project.

In order to commence the production of "Pelicula", the Company will be attempting to secure financing with the attached business plan.

The Company capitalized the option payment and development expenditures as options to acquire literary properties and development cost. The option payments will be included in the acquisition cost for the screenplay once the options are exercised. If the Company decided not to exercise the options, the options and development cost will be expensed upon determination that the acquisition is unlikely.

4.     INCOME  TAXES

As at March 31, 2007, the Company has estimated net operating losses carry forward for tax purposes of $94,000, which will expire starting 2024 through 2027. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

-------------------------------------------------------------------------------
                                                            2007          2006
-------------------------------------------------------------------------------
Tax  loss  carry  forwards                             $  14,000     $  12,000
Valuation  allowance                                     (14,000)      (12,000)
-------------------------------------------------------------------------------
                                                       $       -     $       -
===============================================================================

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2007 and 2006
(EXPRESSED IN U.S. DOLLARS)

5.     RELATED  PARTY  TRANSACTIONS

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company is granted an option to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. On March 2, 2005, the Company signed an Extension of Option to Purchase Agreement for the two screenplays for a period of one year, at a nominal amount of $10 per screenplay. As at March 31, 2007, the options are fully paid. In accordance with SEC Staff Accounting Bulletin 5G: Transfers of Non-monetary Assets by
Promoters or Shareholders, the asset value of the screenplays is recorded at nil, as it is the transferor's historical cost.

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

As  at  the  year  end,  the  Company  decided  to  abandon  these  two options.

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

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

--------------------------------------------------------------------------------
Name              Position               Age   Period Served as Director/Officer
--------------------------------------------------------------------------------

Thomas E. Mills   President, Treasurer,   39   03/03/03 to present
                  Secretary, Director
--------------------------------------------------------------------------------

Thomas E. Mills serves as our President and Treasurer. In 2001, Mr. Mills took the position of President of Scarab Systems, Inc., a privately held Nevada corporation in the business of providing electronic payment solutions to the e-commerce sector. In July 2002, Scarab Systems, Inc. was acquired by iRV, Inc., a Colorado corporation having its shares quoted on the NASD OTC:BB
(trading symbol: IRVV), in a reverse takeover. Under the terms of the acquisition, Mr. Mills became President, Chief Executive Officer and a director of iRV, Inc. On March 24, 2003, iRV, Inc. changed its name to Scarab Systems, Inc. Scarab Systems, Inc. subsequently changed its business from e-commerce solutions to oil and gas exploration. On July 8, 2004, Scarab Systems, Inc. changes its name to Torrent Energy Corp. On September 21, 2004, Mr. Mills
resigned as President and a director of Torrent Energy Corp. Since June 5, 2005, Mr. Mills has been the President, CEO and a director of Thrust Energy Corp., an oil and gas exploration company. Since July 5, 2005, Mr. Mills has also been the Vice-President and a director of Kingston Mines, Ltd., a mineral exploration company. Mr. Mills maintains a part-time legal practice to which he devotes not more than 25 hours per week. Mr. Mills received his Bachelor of Laws degree from the University of British Columbia in 1996, and holds a Bachelor of Arts degree obtained from the University of Waterloo, Waterloo, Ontario in 1992. He was called to the Bar of British Columbia in 1997.

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

SUMMARY  COMPENSATION  TABLE


-----------------------------------------------------------------------------------------------------
                           ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                                               AWARDS               PAYOUTS
NAME AND                                              RESTRICTED
PRINCIPAL                               OTHER ANNUAL       STOCK                   LTIP    ALL OTHER
POSITION (1)       YEAR  SALARY  BONUS  COMPENSATION      AWARDS  OPTIONS/SARS  PAYOUTS  COMPENSATION
-----------------------------------------------------------------------------------------------------

Thomas E. Mills,   2005     nil    nil           nil         nil           nil      nil           nil
 President (1)     2006     nil    nil           nil         nil           nil      nil           nil
                   2007     nil    nil           nil         nil           nil      nil           nil
-----------------------------------------------------------------------------------------------------

(1)     No  executive  officer  received  greater than $100,000 in salary during the fiscal period ending March 31, 2005, or the subsequent  fiscal  years  ending  March  31,  2006  and  2007. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid  during  the  respective  fiscal  years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2007, the following table sets forth information known by our management regarding beneficial ownership of our common stock at the date of this prospectus by: each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

-----------------------------------------------------------------------
Name                                             Number of Shares   %
-----------------------------------------------------------------------

Thomas E. Mills                                         6,000,000   62%
-----------------------------------------------------------------------
Directors and officers as a group (two persons)         6,000,000   62%

Fidel Thomas                                            2,000,000   21%
-----------------------------------------------------------------------
Total Other 5% Owners (one person)                      2,000,000   21%

Total Shares Issued and Outstanding                     9,750,000  100%
=======================================================================



The address for all officers and directors is 500-666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-------------------------------------------------------------------------------------
                 Position with
Name             AMP Productions            Shares     Consideration   Date
-------------------------------------------------------------------------------------


Thomas E. Mills  President, Treasurer       6,000,000  $ 600           March 23, 2003
-------------------------------------------------------------------------------------

Fidel Thomas     Vice-President, Secretary  2,000,000  $ 200           March 26, 2003
-------------------------------------------------------------------------------------



On March 2, 2003, we acquired options from Mr. Thomas, our former Vice-President, Secretary and director, to two screenplays titled "Code Blue" and "Pelicula" for $2,500 each. Mr. Thomas became the Vice-President of AMP on March 3, 2003, and he later became a director of AMP on March 15, 2003. The price agreed upon for the options from Mr. Thomas was determined to be fair by our President, Thomas E. Mills, without the benefit of third party advice or consultation. The options grant us the right, for a period of one year, to acquire all right, title and interest to the two screenplays for $10,000 and $20,000 respectively, plus contingent payments based on the following milestones for each screenplay that we make into a motion picture:

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

Mr. Thomas resigned as a director and officer of AMP on March 22, 2007 and the Company has abandoned the two options.

ITEM 13.     EXHIBITS

EXHIBIT NO.  TITLE

 3.1         Articles of Incorporation, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
 3.2         Amended and Restated Bylaws, AMP Productions, Ltd.
 4.1         Form of Stock certificate, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
14.1         Code of Ethics for Senior Financial Officers, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
31.1         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or
             17CFR 240.15d-14(a
32.1         Certifications pursuant to 18 U.S.C. Section 1350



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Ernst & Young for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 was $5,754.

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal years ended March 31, 2007 and 2006 were Nil and $5,350 respectively.

AUDIT  RELATED  FEES

For the fiscal years ended March 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Vellmer & Chang relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,776 and $923 respectively.

TAX  FEES

For the fiscal years ended March 31, 2007 and 2006, the aggregate fees billed for tax compliance, by Vellmer & Chang were nil.

ALL  OTHER  FEES

For the fiscal years ended March 31, 2007 and 2006, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled nil.

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

                                       AMP PRODUCTIONS, LTD.


                                       By:/s/ Thomas Mills
                                          Thomas E. Mills
                                          Chief Executive Officer, President and
                                          Chief Principal Accounting Officer
Date:  June 20, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                  DATE

/s/ Thomas Mills     Chief Executive Officer,               June 20, 2007
Thomas E. Mills      Chief Principal Accounting Officer,
                     President, Secretary & Director