Form 10QSB
period 2007-06-30
AMP PRODUCTIONS LTD
filed 2007-08-10
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

As of June 30, 2007 the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheet
June 30, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------
                                                                            2007       2007
--------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $  55,679   $ 58,570
  Prepaid expenses                                                           477        477
--------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                      56,156     59,047
--------------------------------------------------------------------------------------------

EQUIPMENT, net                                                               130        565

OPTION TO ACQUIRE LITERARY PROPERTIES (Note 3)                             5,000      5,000

PRODUCTION IN PROGRESS (Note 3)                                           12,000     12,000
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $73,286   $ 76,612
============================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $   7,653   $  2,890
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          7,653      2,890
--------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 3 AND 5)

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares
                                         (March 31, 2007 - 9,750,000)        975        975

ADDITIONAL PAID-IN CAPITAL                                               166,825    166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                      (102,167)   (94,078)
--------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                65,633     73,722
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  73,286   $ 76,612
============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to June 30, 2007
(Unaudited - Prepared By Management)

(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------
                                                                                                              Total
                                                                                            Deficit   stockholders'
                                               Common stock          Additional  accumulated during          equity
                                             Shares    Amount   paid-in capital   development stage    (deficiency)
--------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 3, 2003, $0.0001 per share          8,000,000  $  800   $            -   $               -    $        800

Screenplays transferred from a shareholder          -       -           (5,000)                  -          (5,000)

Loss and comprehensive loss for the period          -       -                -              (8,216)         (8,216)
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                     8,000,000  $  800   $       (5,000)  $          (8,216)   $    (12,416)
--------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 19, 2004, $0.10 per share              98,000      10            9,790                   -           9,800

Loss and comprehensive loss for the year            -       -                -             (15,053)        (15,053)
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2004                     8,098,000  $  810   $        4,790   $         (23,269)   $    (17,669)
--------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of
  share issuance cost of $3,000             1,652,000     165          162,035                   -         162,200

Loss and comprehensive loss for the year            -       -                -             (27,346)        (27,346)
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $  975   $      166,825   $         (50,615)        117,185
--------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -                -             (26,688)        (26,688)
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $  975   $      166,825   $         (77,303)         90,497
--------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -       -                -             (16,775)        (16,755)
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     9,750,000  $  975   $      166,825   $         (94,078)         73,722
--------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -       -                -              (8,089)         (8,089)
--------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2007                      9,750,000  $  975   $      166,825   $        (102,167)   $     65,633
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------
                                     Cumulative
                                    February 27
                                           2003   Three months    Three months
                                    (inception)          ended           ended
                                     to June 30        June 30         June 30
                                           2007           2007            2006
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $  31,090   $      5,653    $          -
  Amortization                            5,091            435             435
  Bank charges                            1,504             69              59
  Consulting                              7,350              -               -
  Interest on promissory note                87              -               -
  Legal                                  14,536              -               -
  Listing and filing fees                 8,236              -               -
  Office                                  4,774            677             160
  Printing                                1,525            511               -
  Rent                                   21,412            744             571
  Transfer Expenses                         170              -              50
  Travel                                  2,918              -               -
  Write-off literary options              5,000              -               -
--------------------------------------------------------------------------------

OPERATING (LOSS)                       (103,693)        (8,089)         (1,275)
--------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)            1,526              -            (125)
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $(102,167)  $     (8,089)   $     (1,400)
--------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                  $       0.00    $      (0.00)
================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                9,750,000       9,750,000
================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------
                                                      Cumulative
                                                     February 27
                                                            2003   Three months   Three months
                                                     (inception)          ended          ended
                                                      to June 30        June 30        June 30
                                                            2007           2007           2006
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                               $    (102,167)   $     (8,089)  $    (1,400)
Adjust for items not involving cash:
  - amortization                                          5,091             435           435

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  increase in prepaid expenses                         (477)               -             -
  -  increase (decrease) in accounts payable and
     accrued liabilities                                 7,653            4,763          (487)
  -  decrease in due to a related party                 (5,000)               -             -
  -  increase in production in progress                (12,000)               -             -
-----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                 (106,900)          (2,891)       (1,452)
-----------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of screenplays                               (5,000)               -             -
  Purchase equipment                                    (5,221)               -             -
-----------------------------------------------------------------------------------------------

Net cash flows used in investing activities            (10,221)               -             -
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received on promissory note                  10,324                -             -
  Repayment of promissory note                         (10,324)               -             -
  Proceeds from issuance of common stock               172,800                -             -
-----------------------------------------------------------------------------------------------

Net cash provided by financing activities              172,800                -             -
-----------------------------------------------------------------------------------------------

INCREASE IN CASH                                        55,679           (2,891)       (1,452)

CASH, beginning of period                                    -           58,570        83,548
-----------------------------------------------------------------------------------------------

CASH, end of period                               $     55,679     $     55,679   $    82,096
===============================================================================================

SUPPLEMENTAL INFORMATION:
  Interest expenses paid in cash                  $        387     $          -   $         -
===============================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
June 30, 2007
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of June 30, 2007, the Company has no cash equivalents and none of the cash is over the federally insured limit.

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

(m)     Film  costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 139. The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at June 30, 2007, the Company has not yet generated any revenue, and, as a result, the costs are deferred.

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

(n)     New  Accounting  Pronouncements  (continued)

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

3.     OPTIONS  TO  ACQUIRE  LITERARY  PROPERTIES

On September 19, 2005 and November 4, 2005, the Company entered into two purchase agreements with a third party to acquire two screenplays titled "Almost Cut My Hair" and "Hockey Buddha", respectively. Pursuant to the agreements, the Company is granted an option effective for a period of two years commencing on the above dates to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. The option period may be extended for an additional period of one year by the payment of $2,500 per screenplay. As at June 30, 2007, the initial option payments totalling $5,000 are fully paid.

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

4.     RELATED  PARTY  TRANSACTIONS

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company is granted an option to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. On March 2, 2005, the Company signed an Extension of Option to Purchase Agreement for the two screenplays for a period of one year, at a nominal amount of $10 per screenplay. As at June 30, 2007, the options are fully paid. In accordance with SEC Staff Accounting Bulletin 5G: Transfers of Non-monetary Assets by
Promoters or Shareholders, the asset value of the screenplays is recorded at nil, as it is the transferor's historical cost.

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

As  at  March  31,  2007,  the  Company  has  abandonned  these  two  options.

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

We have abandoned pre-production of the screenplay, "Code Blue". We have begun pre-production of our screenplay, "Pelicula". We have engaged the services of a producer as an independent contractor who will oversee the production of producer's package, including script breakdown, production budget, preliminary shooting schedule and production board. We have also prepared a business plan for the film in order to attract prospective investors to fund film production. We do not have the commitment of any actors or directors.

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

As of June 30, 2007, we had total assets of $73,286, comprised of $55,679 in cash, $477 in prepaid expenses, $130 in equipment, $5,000 in options to acquire literary properties and $12,000 in production in progress. This is a decrease from $76,612 in total assets as of March 31, 2007. This decrease was primarily due to accounting fees.

As of June 30, 2007, our total liabilities increased to $7,653 from $2,890 as of March 31, 2007. This increase resulted from accounting fees.

As of June 30, 2007, we had working capital of $48,503 compared with $56,157 as of March 31, 2007.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $8,089 for the three month period ending June 30, 2007, due primarily to professional fees and office expenditures. This was an increase from the operating loss of $1,275 for the three month period ended June 30, 2006.

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of June 30, 2007, there were 39 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until December 31, 2006:

---------------------------------------------------------------------------------------
                                                                            Amount ($)
---------------------------------------------------------------------------------------
Gross offering proceeds as of December 31, 2006                                 175,000

Offering expenses incurred from December 18, 2003 to December 31, 2006 (1)       13,000
---------------------------------------------------------------------------------------

Total Expenses                                                                   13,000
---------------------------------------------------------------------------------------

Net offering proceeds as of December 31, 2006                                   162,000

Debt Repayment                                                                   10,387

Options to Acquire Literary Properties (2)                                       10,000

Motion Picture Pre-production                                                    14,500

Equipment                                                                         4,330

Marketing                                                                         1,838

Working Capital (3)(4)                                                           32,056

Other professional fees (5)                                                      26,959
---------------------------------------------------------------------------------------

Total use of net proceeds                                                   $    68,932
=======================================================================================


(1)  Offering expenses were substantially less than the anticipated aggregate offering expenses in the amount of $22,500 for both of our registration statements.
(2)  The sum of $5,000 was paid to Fidel Thomas, our Vice-President and a director, pursuant to two option agreements dated March 2, and March 3, respectively, of 2003.
(3)  The sum of $2,687 was paid to Thomas Mills, our President and a director, as reimbursement for costs incurred by him in paying for office expenses, including rental expenses, courier charges, communications charges, office supplies.
(4)  Working capital costs are substantially more than our anticipated needs due to the unexpected delay in securing production financing.
(5)  The Company incurred additional other professional fees primarily due to higher than anticipated accounting costs.




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

                                  AMP PRODUCTIONS, LTD.



Date: August 4, 2007              /s/ Thomas Mills
                                  Thomas E. Mills
                                  President & Chief Financial Officer