Form 10QSB
period 2007-09-30
AMP PRODUCTIONS LTD
filed 2007-11-14
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

As of September 30, 2007, the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheet
September 30, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------
                                                                        September 30, 2007    March 31, 2007
                                                                                              (audited)
-------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $            47,314   $        58,570
  Prepaid expenses                                                                     477               477
-------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                47,791            59,047
-------------------------------------------------------------------------------------------------------------

EQUIPMENT, net                                                                           -               565

OPTION TO ACQUIRE LITERARY PROPERTIES (Note 3)                                           -             5,000

PRODUCTION IN PROGRESS (Note 3)                                                          -            12,000
-------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $            47,791   $        76,612
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $             1,110   $         2,890
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                    1,110             2,890
-------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 3 AND 5)

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares
                                         (March 31, 2007 - 9,750,000)                  975               975

ADDITIONAL PAID-IN CAPITAL                                                         166,825           166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                (121,119)          (94,078)
-------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                          46,681            73,722
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $            47,791   $        76,612
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to September 30, 2007
(Unaudited - Prepared By Management)

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
---------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of
  share issuance cost of $3,000             1,652,000      165         162,035                      -        162,200

Loss and comprehensive loss for the year            -        -               -                (27,346)       (27,346)
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $   975  $      166,825     $          (50,615)  $    117,185
---------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -               -                (26,688)       (26,688)
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $   975  $      166,825     $          (77,303)  $     90,497
---------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -        -               -                (16,775)       (16,755)
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     9,750,000  $   975  $      166,825     $          (94,078)  $     73,722
---------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -        -               -                (27,041)       (27,041)
---------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2007                 9,750,000  $   975  $      166,825     $         (121,119)  $     46,681
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                          Cumulative
                                         February 27
                                                2003   Three months   Three months     Six months     Six months
                                      (inception) to          ended          ended          ended          ended
                                        September 30   September 30   September 30   September 30   September 30
                                                2007           2007           2006           2007           2006
-----------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $       32,044   $        954   $      8,095   $      6,607   $      8,095
  Amortization                                 5,221            131            435            566            870
  Bank charges                                 1,513              9             12             78             71
  Consulting                                   7,350              -              -              -              -
  Interest on promissory note                   87              -              -              -              -
  Legal                                       14,536              -         (4,500)             -         (4,500)
  Listing and filing fees                      8,236              -            443              -            443
  Office                                       5,583            808            359          1,485            519
  Printing                                     1,525              -              -            511              -
  Rent                                        21,412              -            581            744          1,152
  Transfer Expenses                              220             50             50             50            100
  Travel                                       2,918              -              -              -              -
  Write-off literary options                  22,000         17,000              -         17,000              -
-----------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                            (122,645)        18,952          5,475         27,041          6,750
-----------------------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)                 1,526              -            (35)             -           (160)
-----------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $     (121,119)  $    (18,952)  $     (5,510)  $    (27,041)  $     (6,910)

BASIC AND DILUTED LOSS PER SHARE                       $       0.00   $       0.00   $       0.00   $       0.00
=================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                     9,750,000      9,750,000      9,750,000      9,750,000
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------
                                                      Cumulative
                                                     February 27
                                                            2003     Six months     Six months
                                                  (inception) to          ended          ended
                                                    September 30   September 30   September 30
                                                            2007           2007           2006
----------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                               $     (121,119)  $    (27,041)  $    (6,910)
Adjust for items not involving cash:
  - amortization                                           5,221            565           871
  - write off of literary options                              -         17,000             -

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  increase in prepaid expenses                           (477)             -             -
  -  increase (decrease) in accounts payable and
accrued liabilities                                        1,110         (1,780)         (334)
  -  decrease in due to a related party                   (5,000)             -             -
  -  increase in production in progress                        -              -        (7,000)
----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                   (120,265)       (11,256)      (13,374)
----------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Options to acquire literary properties                       -              -        (5,000)
  Purchase equipment                                      (5,221)             -             -
----------------------------------------------------------------------------------------------

Net cash flows used in investing activities               (5,221)             -        (5,000)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received on promissory note                    10,324              -             -
  Repayment of promissory note                           (10,324)             -             -
  Proceeds from issuance of common stock                 172,800              -             -
----------------------------------------------------------------------------------------------

Net cash provided by financing activities                172,800              -             -
----------------------------------------------------------------------------------------------

INCREASE IN CASH                                          47,314        (11,256)      (18,373)
----------------------------------------------------------------------------------------------

CASH, beginning of period                                      -         58,570        83,548
----------------------------------------------------------------------------------------------

CASH, end of period                               $       47,314   $     47,314   $    65,175
==============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of September 30, 2007, the Company has no cash equivalents and none of the cash is over the federally insured limit.

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


(m)     Film  costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 139. The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at September 30, 2007, the Company has not yet generated any revenue, and, as a result, the costs are deferred.

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

3.     OPTIONS  TO  ACQUIRE  LITERARY  PROPERTIES

On September 19, 2005 and November 4, 2005, the Company entered into two purchase agreements with a third party to acquire two screenplays titled "Almost Cut My Hair" and "Hockey Buddha", respectively. Pursuant to the agreements, the Company is granted an option effective for a period of two years commencing on the above dates to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. The option period may be extended for an additional period of one year by the payment of $2,500 per screenplay. As at September 30, 2007, the initial option payments totalling $5,000 were fully paid.

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

As at the year ended March 31, 2007, the Company decided not to extend these two options. As a result, the initial option payment totalling $5,000 have been expensed for the year ended March 31, 2007.

On September 16, 2006, the Company entered into an agreement with a third party ("Owner") to acquire a screenplay titled "Pelicula". Pursuant to the agreement, the Company was granted an option effective for a period of one year commencing on September 16, 2006 to acquire all rights, titles and interests for the screenplay. The consideration for the option was $5,000. As at September 30, 2007, the initial option payment of $5,000 is fully paid. The option expired on September 17, 2007 and has been abandoned by the Company.

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

As of September 30, 2007, the Company has determined that it will not proceed with production of Pelicula. Therefore, the Company has expensed the option and development costs for the film.

4.     RELATED  PARTY  TRANSACTIONS

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company is granted an option to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. On March 2, 2005, the Company signed an Extension of Option to Purchase Agreement for the two screenplays for a period of one year, at a nominal amount of $10 per screenplay. As at September 30, 2007, the options are fully paid. In accordance with SEC Staff Accounting Bulletin 5G: Transfers of Non-monetary
Assets by Promoters or Shareholders, the asset value of the screenplays is recorded at nil, as it is the transferor's historical cost.

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

As  at  March  31,  2007,  the  Company  has  abandoned  these  two  options.

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

We have been unable to raise sufficient financing to produce the screenplay "Pelicula" into a motion picture. On September 17, 2007, the option to acquire the film production rights to the screenplay expired. We have therefore abandoned pre-production of the film.

We are currently reviewing a joint-venture opportunity with an existing production company to participate in the production of a low budget motion picture. As of October 27, 2007, we do not have any agreement to fund or otherwise participate in such a production and there can be no guarantee that we will ever enter into such an arrangement.

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

As of September 30, 2007, we had total assets of $47,791, comprised of $47,314 in cash and $477 in prepaid expenses. This is a decrease from $76,612 in total assets as of March 31, 2007. This decrease was primarily due to the abandonment of our production of Pelicula and professional fees.

As of September 30, 2007, our total liabilities decreased to $1,110 from $2,890 as of March 31, 2007. This decrease resulted from the payment of trade creditors.

As of September 30, 2007, we had working capital of $46,681 compared with $56,157 as of March 31, 2007.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $27,041 for the six month period ending September 30, 2007, due primarily to the abandonment of our production of Pelicula, professional fees and office expenditures. This was an increase from the operating loss of $6,910 for the six month period ended September 30, 2006.

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                          PART II. - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

At present, our common stock is quoted on the OTC bulletin board under the symbol "AMPC".

As of September 30, 2007, there were 39 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until September 30, 2007:

-----------------------------------------------------------------------------------------
                                                                               Amount ($)
-----------------------------------------------------------------------------------------

Gross offering proceeds as of December 31, 2006                                  175,000

Offering expenses incurred from December 18, 2003 to September 30, 2007 (1)       13,000
-----------------------------------------------------------------------------------------

Total Expenses                                                                    13,000
-----------------------------------------------------------------------------------------
Net offering proceeds as of December 31, 2006                                    162,000

     Debt Repayment                                                               10,387

     Options to Acquire Literary Properties (2)                                   10,000

     Motion Picture Pre-production                                                16,500

     Equipment                                                                     4,330

     Marketing                                                                     1,838

     Working Capital (3)(4)                                                       34,769

     Other professional fees (5)                                                  33,862
----------------------------------------------------------------------------------------

Total use of net proceeds                                                      $ 111,686
========================================================================================

(1)  Offering expenses were substantially less than the anticipated aggregate offering expenses in the amount of $22,500 for both of our registration statements.
(2)  The sum of $5,000 was paid to a director, pursuant to two option agreements dated
March 2, and March 3, respectively, of 2003.
(3)  The sum of $3,008 was paid to a director, as reimbursement for costs incurred by him in paying for office expenses, including rental expenses, courier charges, communications charges, office supplies.
(4)  Working capital costs are substantially more than our anticipated needs due to the unexpected delay in securing production financing.
(5)  The Company incurred additional other professional fees primarily due to higher than anticipated accounting costs.


ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.     OTHER INFORMATION

None.


ITEM 6.    EXHIBITS

(A)EXHIBIT    DESCRIPTION

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1          Officers' Certification


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMP PRODUCTIONS, LTD.



Date: November 8, 2007                       /s/ Thomas Mills
                                             Thomas E. Mills
                                             President & Chief Financial Officer