Form 10QSB
period 2007-12-31
AMP PRODUCTIONS LTD
filed 2008-02-13
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                   Issuer's telephone number: (604) 608-7654

                                 (604) 639-3178
                     (Registrant's former telephone number)

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

December 31, 2007, the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheet
December 31, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------
                                                                       December 31, 2007    March 31, 2007
----------------------------------------------------------------------------------------------------------
                                                                          >
                                                                                                 (audited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $         46,424     $      58,570
  Prepaid expenses                                                                    -               477
----------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                             46,424            59,047


EQUIPMENT, net                                                                        -               565

Option to acquire literary properties (NOTE 3)                                        -             5,000

Production in progress (NOTE 3)                                                       -            12,000
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $         46,424     $      76,612
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
----------------------------------------------------------------------------------------------------------

LIABILITIES
----------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $          1,060     $       2,890
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                 1,060             2,890
----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 3 AND 5)

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares
                      (March 31, 2007 - 9,750,000)                                  975               975
----------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL                                                      166,825           166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                             (122,436)          (94,078)
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                       45,364            73,722
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $         46,424     $      76,612
==========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to December 31, 2007
(Unaudited - Prepared By Management)

(EXPRESSED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------
                                                                                             Deficit
                                                                                         accumulated              Total
                                                                                              during      stockholders'
                                                    Common stock           Additional    development             equity
                                                  Shares    Amount    paid-in capital          stage       (deficiency)
------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share             8,000,000    $  800    $            -     $          -     $         800

Screenplays transferred from a shareholder             -         -            (5,000)                 -          (5,000)

Loss and comprehensive loss for the period             -         -                 -           (8,216)           (8,216)
------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                        8,000,000    $  800    $       (5,000)    $     (8,216)    $     (12,416)
------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 19, 2004, $0.10 per share                 98,000        10             9,790                -             9,800

Loss and comprehensive loss for the year               -         -                 -          (15,053)          (15,053)
------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2004                        8,098,000    $  810    $        4,790     $    (23,269)    $     (17,669)
------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of
  share issuance cost of $3,000                1,652,000       165           162,035                -           162,200

Loss and comprehensive loss for the year               -         -                 -          (27,346)          (27,346)
------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                        9,750,000    $  975    $      166,825     $    (50,615)    $     117,185
------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year               -         -                 -          (26,688)          (26,688)
------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                        9,750,000    $  975    $      166,825     $    (77,303)    $      90,497
------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year               -         -                 -          (16,775)          (16,755)
------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                        9,750,000    $  975    $      166,825     $    (94,078)    $      73,722
------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period             -         -                 -          (28,358)          (28,358)
------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                     9,750,000    $  975    $      166,825     $   (122,436)    $      45,364
========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------
                                           Cumulative
                                          February 27
                                                 2003    Three months    Three months    Nine months    Nine months
                                       (inception) to           ended           ended          ended          ended
                                          December 31     December 31     December 31    December 31    December 31
                                                 2007            2007            2006           2007           2006
-------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                           $       33,104    $     1,060     $       955     $    7,667     $    9,050
  Amortization                                  5,221              -             435            565          1,305
  Bank charges                                  1,539             26              16            104             86
  Consulting                                    7,350              -               -              -              -
  Interest on promissory note                      87              -               -              -              -
  Legal                                        14,536              -                -             -         (4,500)
  Listing and filing fees                       8,236              -                -             -            443
  Office                                        5,814            231              186         1,717            706
  Printing                                      1,525              -                -           511              -
  Rent                                         21,412              -            1,270           744          2,423
  Transfer expenses                               220              -                -            50            100
  Travel                                        2,918              -                -             -              -
  Write-off literary options                   22,000              -                -        17,000              -
-------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                             (123,962)        (1,317)          (2,862)      (28,358)        (9,613)
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)                  1,526              -               11             -           (148)
-------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                $     (122,436)   $    (1,317)    $     (2,851)   $  (28,358)    $   (9,761)

BASIC AND DILUTED LOSS PER SHARE                         $      0.00     $       0.00    $     0.00     $     0.00
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                      9,750,000        9,750,000     9,750,000      9,750,000
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------
                                                        Cumulative
                                                       February 27
                                                              2003     Nine months    Nine months
                                                    (inception) to           ended          ended
                                                       December 31     December 31    December 31
                                                              2007            2007           2006
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                 $     (122,436)    $  (28,358)    $   (9,761)
Adjust for items not involving cash:
  - amortization                                             5,221            565          1,306
  - write off of literary options                                -         17,000              -

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  increase in prepaid expenses                                -            477              -
  -  increase (decrease) in accounts payable and
accrued liabilities                                          1,060         (1,830)           970
  -  decrease in due to a related party                     (5,000)             -              -
  -  increase in production in progress                          -              -        (10,000)
-------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (121,155)       (12,146)       (17,485)
-------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Options to acquire literary properties                         -              -         (5,000)
  Purchase equipment                                        (5,221)             -              -
-------------------------------------------------------------------------------------------------

Net cash flows used in investing activities                 (5,221)             -         (5,000)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds received on promissory note                      10,324              -              -
  Repayment of promissory note                             (10,324)             -              -
  Proceeds from issuance of common stock                   172,800              -              -
-------------------------------------------------------------------------------------------------

Net cash provided by financing activities                  172,800              -              -
-------------------------------------------------------------------------------------------------

INCREASE IN CASH                                            46,424        (12,146)       (22,485)

CASH, beginning of period                                        -         58,570         83,548
-------------------------------------------------------------------------------------------------

CASH, end of period                                 $       46,424     $   46,424     $   61,063
=================================================================================================

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2007, the Company has no cash equivalents and none of the cash is over the federally insured limit.

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


(m)     Film  costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 139. The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at December 31, 2007, the Company has not yet generated any revenue, and, as a result, the costs are deferred.

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

3.     OPTIONS  TO  ACQUIRE  LITERARY  PROPERTIES

On September 19, 2005 and November 4, 2005, the Company entered into two purchase agreements with a third party to acquire two screenplays titled "Almost Cut My Hair" and "Hockey Buddha", respectively. Pursuant to the agreements, the Company is granted an option effective for a period of two years commencing on the above dates to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. The option period may be extended for an additional period of one year by the payment of $2,500 per screenplay. As at December 31, 2007, the initial option payments totalling $5,000 were fully paid.

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

On September 16, 2006, the Company entered into an agreement with a third party ("Owner") to acquire a screenplay titled "Pelicula". Pursuant to the agreement, the Company was granted an option effective for a period of one year commencing on September 16, 2006 to acquire all rights, titles and interests for the screenplay. The consideration for the option was $5,000. As at December 31, 2007, the initial option payment of $5,000 is fully paid. The option expired on September 17, 2007 and has been abandoned by the Company.

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

On September 17, 2007, the Company has determined that it will not proceed with production of Pelicula. Therefore, the Company has expensed the option and development costs for the film.

4.     RELATED  PARTY  TRANSACTIONS

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company is granted an option to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition is $2,500, with the total consideration for both options being $5,000. On March 2, 2005, the Company signed an Extension of Option to Purchase Agreement for the two screenplays for a period of one year, at a nominal amount of $10 per screenplay. As at December 31, 2007, the options are fully paid. In accordance with SEC Staff Accounting Bulletin 5G: Transfers of Non-monetary Assets by
Promoters or Shareholders, the asset value of the screenplays is recorded at nil, as it is the transferor's historical cost.

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

As of December 31, 2007, we do not have any agreement to fund or otherwise participate in such a production and there can be no guarantee that we will ever enter into such an arrangement.

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

As of December 31, 2007, we had total assets of $46,424, comprised entirely of cash. This is a decrease from $59,047 in total assets as of March 31, 2007. This decrease was primarily due to the abandonment of our production of Pelicula and professional fees.

As of December 31, 2007, our total liabilities decreased to $1,060 from $2,890 as of March 31, 2007. This decrease resulted from the payment of trade creditors.

As of December 31, 2007, we had working capital of $45,364 compared with $56,157 as of March 31, 2007.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $28,358 for the nine month period ending December 31, 2007, due primarily to the abandonment of our production of Pelicula, professional fees and office expenditures. This was an increase from the operating loss of $9,761 for the nine month period ended December 31, 2006.

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of December 31, 2007, there were 39 owners of record of the Company's common stock.

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

The following table sets out the calculation of net proceeds from our public offerings during the period from December 18, 2003, the effective date of our Form SB-2 Registration Statement, until December 31, 2007:


--------------------------------------------------------------------------------------
                                                                            Amount ($)
--------------------------------------------------------------------------------------
Gross offering proceeds as of December 31, 2006                                175,000

Offering expenses incurred from December 18, 2003 to December 31, 2007 (1)      13,000
--------------------------------------------------------------------------------------

Total Expenses                                                                  13,000

Net offering proceeds as of December 31, 2006                                  162,000

     Debt Repayment                                                             10,387

     Options to Acquire Literary Properties (2)                                 10,000

     Motion Picture Pre-production                                              16,500

     Equipment                                                                   4,330

     Marketing                                                                   1,838

     Working Capital (3)(4)                                                     34,705

     Other professional fees (5)                                                34,816
--------------------------------------------------------------------------------------

Total use of net proceeds                                                   $  112,576
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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.     OTHER INFORMATION

None.


ITEM 6.    EXHIBITS

(A)  EXHIBIT     DESCRIPTION

     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
31.1
32.1     Officers' Certification


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMP PRODUCTIONS, LTD.



Date: February 14, 2008                 /s/ Thomas Mills
                                        Thomas E. Mills
                                        President, CEO, Chief Financial Officer
                                        and Principal Accounting Officer