Form 10KSB
period 2008-03-31
AMP PRODUCTIONS LTD
filed 2008-04-29
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2008

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

              807-1050 BURRARD STREET, VANCOUVER, B.C.     V6C 2X8
              (Address of principal executive offices)    (Zip Code)

                   Issuer's telephone number: (604) 608-7654

             500-666 Burrard Street, Vancouver, BC  (604) 639-3178
                     (Former address and telephone number)

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

The Issuer had no revenue for the fiscal year ended March 31, 2008.

As of April 7, 2008, the Issuer had 9,750,000 shares of Common Stock outstanding.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

We are presently using 1,000 square feet of office space in Vancouver, B.C. provided by a director at no cost to us.

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

As of April, 2008, there were 32 owners of record of the Company's common stock.

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

As of March 31, 2008, we had total assets of $45,345, comprised of $45,345 in cash. This is a decrease from $76,612 in total assets as of March 31, 2007. This decrease was attributable to operating expenses and write off of option to acquire literary properties and production in progress.

As of March 31, 2008, our total liabilities decreased to $997 from $2,890 as of March 31, 2007. This decrease resulted from payment of prior year's payables.

As of March 31, 2008, we had working capital of $44,348 compared with $56,157 as of March 31, 2007.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $29,374 for the fiscal year ending March 31, 2008, due primarily to professional fees and write off of option to acquire literary properties and production in progress. This was an increase from the operating loss of $16,775 for the previous fiscal year.

ITEM 7.     FINANCIAL STATEMENTS

AMP PRODUCTIONS, LTD.
(A development stage enterprise)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

March 31, 2008 and 2007



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
CHARTERED ACCOUNTANTS
                                                         505 - 815 Hornby Street
                                                         Vancouver, B.C, V6Z 2E6
                                                              Tel:  604-687-3776
                                                               Fax: 604-688-3373
                                                    E-mail: info@changleellp.com


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

AMP  PRODUCTIONS,  LTD.
(A  development  stage  enterprise)

We have audited the accompanying balance sheets of AMP PRODUCTIONS, LTD. (the "Company") (a development stage company) as at March 31, 2008 and 2007 and the related statements of stockholders' equity, operations and cash flows for the years ended March 31, 2008 and 2007, and from February 27, 2003 (date of inception) to March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, and for the period from February 27, 2003 (inception) to March 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada                                          Chang Lee LLP
April 16, 2008                                             Chartered Accountants


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
March 31, 2008 and 2007
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------
                                                                              2008         2007
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $  45,345     $ 58,570
  Prepaid expenses                                                               -          477
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                        45,345       59,047
------------------------------------------------------------------------------------------------

EQUIPMENT, net                                                                   -          565

Option to acquire literary properties (NOTE 3)                                   -        5,000

Production in progress (NOTE 3)                                                  -       12,000
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $  45,345     $ 76,612
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $     997     $  2,890
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                              997        2,890
------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 3 AND 5)

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:
      9,750,000 common shares                                                  975          975
           (March 31, 2007 - 9,750,000)

ADDITIONAL PAID-IN CAPITAL                                                 166,825      166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                        (123,452)     (94,078)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                  44,348       73,722
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  45,345     $ 76,612
================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity
For the period from February 27, 2003 (inception) to March 31, 2008
(EXPRESSED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit          Total
                                                                                                          accumulated  stockholders'
                                                                    Common stock        Additional             during         equity
                                                                   Shares  Amount  paid-in capital  development stage   (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share                              8,000,000  $  800  $            -   $              -   $        800

Screenplays transferred from a shareholder                              -       -          (5,000)                 -         (5,000)

Loss and comprehensive loss for the period                              -       -               -             (8,216)        (8,216)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                                         8,000,000  $  800  $       (5,000)  $         (8,216)  $    (12,416)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 19, 2004, $0.10 per share                                  98,000      10           9,790                  -          9,800

Loss and comprehensive loss for the year                                -       -               -            (15,053)       (15,053)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2004                                         8,098,000  $  810  $        4,790   $        (23,269)  $    (17,669)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of share issuance cost of $3,000         1,652,000     165         162,035                  -        162,200

Loss and comprehensive loss for the year                                -       -               -            (27,346)       (27,346)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                                         9,750,000  $  975  $      166,825   $        (50,615)       117,185
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year                                -       -               -            (26,688)       (26,688)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                                         9,750,000  $  975  $      166,825   $        (77,303)        90,497
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year                                -       -               -            (16,775)       (16,775)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                                         9,750,000  $  975  $      166,825   $        (94,078)        73,722
------------------------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year                                -       -               -            (29,374)       (29,374)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                                         9,750,000  $  975  $      166,825   $       (123,452)        44,348
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------
                                                              Cumulative
                                                             February 27
                                                                    2003
                                                          (inception) to     Year Ended     Year Ended
                                                                March 31       March 31       March 31
                                                                    2008           2008           2007
------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                              $       34,102      $   8,665     $   9,890
  Amortization                                                     5,220            565         1,740
  Bank charges                                                     1,558            123            97
  Consulting                                                       7,350              -             -
  Interest on promissory note                                         87              -             -
  Legal                                                           14,536              -        (4,500)
  Listing and filing fees                                          8,236              -           442
  Office                                                           5,744          1,646           958
  Printing                                                         1,525            511             -
  Rent                                                            21,412            744         2,903
  Transfer Expenses                                                  220             50           100
  Travel                                                           2,918              -             -
  Write off of options to acquire literary properties             22,000         17,000         5,000
------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                                (124,908)       (29,304)      (16,630)
------------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Foreign exchange gain (loss)                                     1,456            (70)         (145)
------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                   $     (123,452)     $ (29,374)    $ (16,775)

BASIC AND DILUTED LOSS PER SHARE                                              $   (0.00)    $   (0.00)
======================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                         9,750,000     9,750,000
======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------
                                                                            Cumulative
                                                                           February 27
                                                                                  2003
                                                                        (inception) to     Year Ended     Year Ended
                                                                              March 31       March 31       March 31
                                                                                  2008           2008           2007
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                                   $    (123,452)     $  (29,374)    $  (16,775)
  Adjust for items not involving cash:
  -  amortization                                                               5,221             565          1,740
  -  write off of literary options                                                  -          17,000              -

  Changes in other assets and liabilities:
  -  increase in prepaid expenses                                                   -             477           (297)
  -  increase (decrease) in accounts payable and accrued liabilities              997          (1,893)         2,354
 -   increase in production in progress                                             -               -        (12,000)
  -  decrease in due to a related party                                             -               -              -
---------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                        (117,234)        (13,225)       (24,978)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase equipment                                                           (5,221)              -              -
  Options to acquire literary properties                                       (5,000)              -              -
---------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                         (10,221)              -              -

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                      172,800               -              -
---------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     172,800               -              -
---------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               45,345         (13,225)       (24,978)

CASH AND CASH EQUIVALENTS, beginning of period                                      -          58,570         83,548
---------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                $      45,345      $   45,345     $   58,570
=====================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expenses paid in cash                                          $         387      $        -     $        -
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2008 and 2007
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2008 and 2007, the Company has no cash equivalents and none of the cash is over the federally insured limit.

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

(g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and the U.S. dollar.

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

(l)     Long-Lived  Assets  Impairment

Long-lived assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2008 and 2007
(EXPRESSED IN U.S. DOLLARS)

2.     SIGNIFICANT ACCOUNTING POLICIES   (continued)

(m)     Film costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 139. The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at March 31, 2008, the Company has determined that it will not proceed with the production of film and all costs have been written off.

(n)     New  Accounting  Pronouncements

THE FASB HAS ADDITIONALLY ISSUED SFAS NO. 155 TO SFAS NO. 159 AND FIN NO. 48 BUT THEY WILL NOT HAVE ANY RELATIONSHIP TO THE CURRENT OPERATIONS OF THE COMPANY. THEREFORE, A DESCRIPTION AND ITS IMPACT ON THE COMPANY'S OPERATIONS AND FINANCIAL POSITION FOR EACH HAVE NOT BEEN DISCLOSED.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will assess the impact of this statement upon any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This statement established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity separate from the parent's equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt SFAS No. 160 in the fiscal year 2009.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

-  $7,000  USD  upon  execution  of  this  agreement  (paid)
-  $3,000  USD  upon  completion  of  the  Producer's  Package  (paid)
-  $2,000  USD  upon  completion  of  the  business  plan  (paid)

3.     OPTION  TO  ACQUIRE  LITERARY  PROPERTIES  (continued)

On September 17, 2007, the Company has determined that it will not proceed with production of Pelicula. Therefore, the Company has expensed the option and development costs for the film.


4.     INCOME  TAXES

As at March 31, 2008, the Company has estimated net operating losses carry forward for tax purposes of $123,000, which will expire starting 2024 through 2028. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

--------------------------------------------------------------------------------
                                                              2008         2007
--------------------------------------------------------------------------------
Tax  loss  carry  forwards                              $   18,000     $ 14,000
Valuation  allowance                                       (18,000)     (14,000)
--------------------------------------------------------------------------------
                                                        $        -     $      -
================================================================================

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

--------------------------------------------------------------------------------
                                                             Period Served as
Name                     Position                     Age    Director/Officer
--------------------------------------------------------------------------------
Thomas E. Mills          President, Treasurer,        40     03/03/03 to present
                         Secretary, Director
--------------------------------------------------------------------------------

Thomas E. Mills serves as our President and Treasurer. In 2001, Mr. Mills took the position of President of Scarab Systems, Inc., a privately held Nevada corporation in the business of providing electronic payment solutions to the e-commerce sector. In July 2002, Scarab Systems, Inc. was acquired by iRV, Inc., a Colorado corporation having its shares quoted on the NASD OTC:BB
(trading symbol: IRVV), in a reverse takeover. Under the terms of the acquisition, Mr. Mills became President, Chief Executive Officer and a director of iRV, Inc. On March 24, 2003, iRV, Inc. changed its name to Scarab Systems, Inc. Scarab Systems, Inc. subsequently changed its business from e-commerce solutions to oil and gas exploration. On July 8, 2004, Scarab Systems, Inc. changes its name to Torrent Energy Corp. On September 21, 2004, Mr. Mills resigned as President and a director of Torrent Energy Corp. Mr. Mills has been a director and executive officer of Kingston Mines, Ltd., a mineral exploration company, since July 2005, becoming President & CEO in January 2008. Since June 2005, Mr. Mills has been the President, CEO and a director of Thrust Energy Corp., an oil and gas exploration company. Mr. Mills maintains a part-time legal practice to which he devotes not more than 25 hours per week. Mr. Mills received his Bachelor of Laws degree from the University of British Columbia in 1996, and holds a Bachelor of Arts degree obtained from the University of Waterloo, Waterloo, Ontario in 1992. He was called to the Bar of British Columbia in 1997.

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


TABLE 1 - SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------
                        ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                                             AWARDS                PAYOUTS
NAME AND                                             RESTRICTED
PRINCIPAL                              OTHER ANNUAL       STOCK                   LTIP     ALL OTHER
POSITION (1)      YEAR  SALARY  BONUS  COMPENSATION      AWARDS  OPTIONS/SARS  PAYOUTS  COMPENSATION
----------------------------------------------------------------------------------------------------

Thomas E. Mills,  2006     nil    nil           nil         nil           nil      nil           nil
President (1)     2007     nil    nil           nil         nil           nil      nil           nil
                  2008     nil    nil           nil         nil           nil      nil           nil
----------------------------------------------------------------------------------------------------

(1)     No executive officer received greater than $100,000 in salary during the fiscal period ending March 31, 2006, or the subsequent fiscal years ending March 31, 2007 and 2008. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2008, the following table sets forth information known by our management regarding beneficial ownership of our common stock at the date of this prospectus by: each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

--------------------------------------------------------------------------------------------------------------
Name                                            Address of Beneficial Owner    Shares Beneficially Owned    %
--------------------------------------------------------------------------------------------------------------

Thomas E. Mills                                 888 3rd Street SW, Suite 1000                  6,000,000   62
                                                Calgary, AB  T2P 5C4
--------------------------------------------------------------------------------------------------------------

Directors and officers as a group (one person)                                                 6,000,000   62
--------------------------------------------------------------------------------------------------------------

Gisela Mills                                    Wanderweg 4                                    2,000,000   21
                                                88348 Bad Salgau
                                                Germany
--------------------------------------------------------------------------------------------------------------

Total Other 5% Owners (one person)                                                             2,000,000   21
--------------------------------------------------------------------------------------------------------------

Total Shares Issued and Outstanding                                                            9,750,000  100
==============================================================================================================

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There  were  no  material  related  party  transactions  during  the  year.

ITEM 13.     EXHIBITS

--------------------------------------------------------------------------------
EXHIBIT NO.  TITLE
--------------------------------------------------------------------------------
 3.1 Articles of Incorporation, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
 3.2         Amended and Restated Bylaws, AMP Productions, Ltd.
 4.1 Form of Stock certificate, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
14.1         Code of Ethics for Senior Financial Officers, AMP Productions, Ltd.
             incorporated by reference from the Form 10-KSB filed June 24, 2004
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
32.1         Certifications pursuant to 18 U.S.C. Section 135
--------------------------------------------------------------------------------

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP Chartered Accountants (formerly Vellmer & Chang Chartered Accountants) for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal years ended March 31, 2008 and 2007 were $5,500 and $5,653 respectively.

AUDIT  RELATED  FEES

For the fiscal years ended March 31, 2008 and 2007, the aggregate fees billed for assurance and related services by Chang Lee LLP Chartered Accountants (formerly Vellmer & Chang Chartered Accountants) relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,800 and $2,776 respectively.

TAX  FEES

For the fiscal years ended March 31, 2008 and 2007, the aggregate fees billed for tax compliance, by Chang Lee LLP Chartered Accountants (formerly Vellmer & Chang Chartered Accountants) were nil.

ALL  OTHER  FEES

For the fiscal years ended March 31, 2008 and 2007, the aggregate fees billed by Chang Lee LLP Chartered Accountants (formerly Vellmer & Chang Chartered Accountants) for other non-audit professional services, other than those services listed above, totaled nil.

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

                                          AMP PRODUCTIONS, LTD.


Date:  April 7, 2008                      By:/s/ Thomas Mills
                                          Thomas E. Mills
                                          Chief Executive Officer, President and
                                          Chief Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                   DATE

/s/ Thomas Mills     Chief Executive Officer,                April 7, 2008
Thomas E. Mills      Chief PrincipalAccounting Officer,
                     President, Secretary & Director