Form 10KSB/A
period 2008-03-31
AMP PRODUCTIONS LTD
filed 2008-05-15
CIK 1242513

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


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "AMPC". Trading of our stock is sporadic and does not constitute an established public market for our shares.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations obtained from Yahoo! Finance reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

--------------------------------------------------------------------------------
QUARTER ENDED                      HIGH               LOW
--------------------------------------------------------------------------------
September 30, 2006                 $1.50              $0.58
December 31, 2006                  $1.01              $0.59
March 31, 2007                     $0.72              $0.35
June 30, 2007                      $0.51              $0.28
September 30, 2007                 $0.71              $0.30
December 31, 2007                  $0.70              $0.70
March 31, 2008                     $0.70              $0.08
--------------------------------------------------------------------------------

HOLDERS

Our shares of common stock are issued in registered form. Our transfer agent and registrar is Holladay Stock Transfer, Inc., located at 2939 North 67th Place, Scottsdale, Arizona 85251.

On March 31, 2008, the shareholders' list of our shares of common stock showed 32 registered holders of our shares of common stock and 9,750,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

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

                                          AMP PRODUCTIONS, LTD.


Date:  May 14, 2008                      By:/s/ Thomas Mills
                                          Thomas E. Mills
                                          Chief Executive Officer, President and
                                          Chief Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                   DATE

/s/ Thomas Mills     Chief Executive Officer,                May 14, 2008
Thomas E. Mills      Chief PrincipalAccounting Officer,
                     President, Secretary & Director