Form 10-Q
period 2008-06-30
AMP PRODUCTIONS LTD
filed 2008-07-15
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

        807-1050 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA     V6Z 2S3
            (Address of principal executive offices)     (Zip Code)

                   Issuer's telephone number: (604) 608-7654

           Securities registered under Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                               $0.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer  [   ]                    Accelerated  filer  [   ]
Non-accelerated  filer  [   ]                    Smaller  reporting  company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [X]

As of June 30, 2008 the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
June 30, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                       June 30, 2008              March 31, 2008
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $      38,507                   $  45,345
  Prepaid expenses                                                               235                           -
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                          38,742                      45,345
------------------------------------------------------------------------------------------------------------------

EQUIPMENT, net

Option to acquire literary properties (NOTE 3)                                     -                           -

Production in progress (NOTE 3)                                                    -                           -
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $      38,742                   $  45,345
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $         544                   $     997
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                544                         997
------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 3 AND 5)

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                               975                         975
                           (March 31, 2008 - 9,750,000)

ADDITIONAL PAID-IN CAPITAL                                                   166,825                     166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                          (129,602)                   (123,452)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                    38,198                      44,348
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      38,742                   $  45,345
==================================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to June 30, 2008
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------
                                                                                             Deficit             Total
                                                                                         accumulated     stockholders'
                                                Common stock          Additional              during            equity
                                               Shares   Amount   paid-in capital   development stage      (deficiency)
-----------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share          8,000,000   $ 800    $            -    $              -    $          800

Screenplays transferred from a shareholder          -       -            (5,000)                  -            (5,000)

Loss and comprehensive loss for the period          -       -                 -              (8,216)           (8,216)
-----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                     8,000,000   $ 800    $       (5,000)   $         (8,216)   $      (12,416)
-----------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 19, 2004, $0.10 per share              98,000      10             9,790                   -             9,800

Loss and comprehensive loss for the year            -       -                 -             (15,053)          (15,053)
-----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2004                     8,098,000   $ 810    $        4,790    $        (23,269)   $      (17,669)
-----------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of share issuance
  cost of $3,000                            1,652,000     165           162,035                   -           162,200

Loss and comprehensive loss for the year            -       -                 -             (27,346)          (27,346)
-----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000   $ 975    $     166,825     $        (50,615)          117,185
-----------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -                 -             (26,688)          (26,688)
-----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000   $ 975    $      166,825    $        (77,303)           90,497
-----------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -                 -             (16,775)          (16,775)
-----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     9,750,000   $ 975    $      166,825    $        (94,078)           73,722
-----------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -                 -             (29,374)          (29,374)

Balance, March 31, 2008                     9,750,000   $ 975    $      166,825    $       (123,452)           44,348
-----------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -       -                 -              (6,150)           (6,150)
-----------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2008                      9,750,000   $ 975    $      166,825    $       (129,602)           38,198
=======================================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------
                                                              Cumulative
                                                             February 27
                                                                    2003    Three months   Three months
                                                          (inception) to           ended          ended
                                                                 June 30         June 30        June 30
                                                                    2008            2008           2007
--------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                              $      39,639     $     5,537    $     5,653
  Amortization                                                    5,220               -            435
  Bank charges                                                    1,627              69             69
  Consulting                                                      7,350               -              -
  Interest on promissory note                                        87               -              -
  Legal                                                          14,536               -              -
  Listing and filing fees                                         8,236               -              -
  Office                                                          6,288             544            677
  Printing                                                        1,525               -            511
  Rent                                                           21,412               -            744
  Transfer Expenses                                                 220               -              -
  Travel                                                          2,918               -              -
  Write off of options to acquire literary properties            22,000               -              -
--------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                               (131,058)         (6,150)        (8,089)
--------------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)                                    1,456               -              -
--------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                   $    (129,602)    $    (6,150)   $    (8,089)

BASIC AND DILUTED LOSS PER SHARE                                            $      0.00    $      0.00
========================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                         9,750,000      9,750,000
========================================================================================================

The accompanying notes are an integral part of these financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------
                                                         Cumulative
                                                        February 27
                                                               2003   Three months   Three months
                                                     (inception) to          ended          ended
                                                            June 30        June 30        June 30
                                                               2008           2008           2007
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                  $    (129,602)   $    (6,150)   $    (8,089)
Adjust for items not involving cash:
  - amortization                                             5,221              -            435

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  (increase) in prepaid expenses                           (235)          (235)             -
  -  increase (decrease) in accounts payable and
accrued liabilities                                            544           (453)         4,763
  -  decrease in due to a related party                          -              -              -
  -  increase in production in progress                          -              -              -
-------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (124,072)        (6,838)        (2,891)
-------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of screenplays                                   (5,000)             -              -
  Purchase equipment                                        (5,221)             -              -
-------------------------------------------------------------------------------------------------

Net cash flows used in investing activities                (10,221)             -              -
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   172,800              -              -
-------------------------------------------------------------------------------------------------

Net cash provided by financing activities                  172,800              -              -
-------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            38,507         (6,838)        (2,891)

CASH AND CASH EQUIVALENTS, beginning of period                   -         45,345         58,570
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period             $      38,507    $    38,507    $    55,679
=================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expenses paid in cash                     $         387    $         -    $         -
=================================================================================================

The accompanying notes are an integral part of these financial statements.

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
June 30, 2008
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of June 30, 2008, the Company has no cash equivalents and none of the cash is over the federally insured limit.

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

(m)     Film  costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 139. The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at year ended March 31, 2008, the Company determined that it will not proceed with the production of film and all costs have been written off.

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

As at the year end March 31, 2007, the Company decided not to extend these two options. As a result, the initial option payment totalling $5,000 have been expensed for the year ended March 31, 2007.

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

On September 17, 2007, the Company determined that it will not proceed with production of Pelicula. Therefore, the Company has expensed the option and development costs for the film.

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

As  at  year  ended March 31, 2008, the Company has abandoned these two options.

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

As of June 30, 2008, we had total assets of $38,742, comprised of $38,507 in cash and prepaid expenses of $235. This is a decrease from $45,345 in total assets as of March 31, 2008. This decrease was primarily attributable to audit fees.

As of June 30, 2008, our total liabilities decreased to $544 from $997 as of March 31, 2008.

As of June 30, 2008, we had working capital of $38,198 compared with $44,348 as of March 31, 2008.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $6,150 for the quarter ended June 30, 2008, due primarily to accounting fees and miscellaneous office expenses. This was a decrease from the operating loss of $8,089 for the previous fiscal quarter ended June 30, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

At present, our common stock is quoted on the OTC bulletin board under the symbol "AMPC".

On June 30, 2008, the shareholders' list of our shares of common stock showed 32 registered holders of our shares of common stock and 9,750,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

                                             AMP PRODUCTIONS, LTD.



Date: July 11, 2008                          /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer