Form 10KSB/A
AMP PRODUCTIONS LTD
filed 2008-08-20
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2008

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 193

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

      SUITE 1444, 3044 BLOOR STREET WEST, TORONTO, ON  M8X 2Y8     M8X 2Y8
            (Address of principal executive offices)              (Zip Code)

                   Issuer's telephone number: (647) 456-9521

        807-1050 Burrard Street, Vancouver, BC  V6Z 2S3   (604) 608-7654
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

As of August 20, 2008, the Issuer had 9,750,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                EXPLANATORY NOTE

This Amendment on Form 10-KSB/A is being filed in response to a letter from the SEC dated July 21, 2008 which advised us that we failed to perform an assessment on internal control over financial reporting as of March 31, 2008 and our certifications filed with our Form 10-KSB for the period ending March 31, 2008 were deficient.

                                    PART II

ITEM 8A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same Iperson), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were not effective:

1. While we performed our assessment of internal control over financial reporting as of March 31, 2008, our report on this assessment was not included in our Annual Report on form 10KSB for the fiscal year ended March 31, 2008.

CHANGES  IN  DISCLOSURE  CONTROLS  AND  PROCEDURES

Except as described below, there were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures.

We have subsequently implemented the following additional measures to address the identified material weaknesses in our disclosure controls and procedures:

1. We will appoint accounting personnel who are able to implement applicable accounting requirements, policies and procedures applicable to our reporting obligations.

LIMITATIONS  ON  THE  EFFECTIVENESS  OF  CONTROLS

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO  AND  CFO  CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of our CEO and CFO, who are one and the same person. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of March 31, 2008, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of March 31, 2008:

1. We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is our management's view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2. Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared. Notwithstanding, the controls and policies we employ are not sufficiently documented.

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of March 31, 2008 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of March 31, 2008, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

We have also established and evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal quarter, however, we do intend to implement the following:

1. Our Board of Directors will nominate an audit committee and audit committee financial expert.

2. We will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3. We will engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMP PRODUCTIONS, LTD.


Date:  August 20, 2008                    By:/s/ Thomas Mills
                                          Thomas E. Mills
                                          Chief Executive Officer, President and
                                          Chief Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                       DATE

/s/ Thomas Mills     Chief Executive Officer,                    August 20, 2008
Thomas E. Mills      Chief Principal Accounting Officer,
                     President, Secretary & Director