Form 10-Q
period 2008-09-30
AMP PRODUCTIONS LTD
filed 2008-11-12
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2008

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

            1444-3044 BLOOR STREET W., TORONTO, ONTARIO     M8X 2Y8
             (Address of principal executive offices)     (Zip Code)

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

Large  accelerated  filer  [   ]               Accelerated  filer          [   ]
Non-accelerated  filer     [   ]               Smaller  reporting  company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [X]

As of September 30, 2008 the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
September 30, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------
                                                                       September 30, 2008   March 31, 2008
----------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $          34,583    $      45,345
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              34,583           45,345
----------------------------------------------------------------------------------------------------------

OPTION TO ACQUIRE LITERARY PROPERTIES (NOTE 3)                                         -                -

PRODUCTION IN PROGRESS (NOTE 3)                                                        -                -
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $          34,583    $      45,345
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $             661    $         997
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                    661              997
----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 3 AND 5)

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares
                          (March 31, 2008 - 9,750,000)                               975              975

ADDITIONAL PAID-IN CAPITAL                                                       166,825          166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                              (133,878)        (123,452)
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                        33,922           44,348
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $          34,583    $      45,345
==========================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to September 30, 2008
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------
                                                                                    Deficit
                                                                                accumulated          Total
                                                                                     during  stockholders'
                                                Common stock        Additional  development         equity
                                               Shares  Amount  paid-in capital        stage   (deficiency)
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share          8,000,000  $  800  $            -   $        -   $        800

Screenplays transferred from a shareholder          -       -          (5,000)           -         (5,000)

Loss and comprehensive loss for the period          -       -               -       (8,216)        (8,216)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                     8,000,000  $  800  $       (5,000)  $   (8,216)  $    (12,416)
----------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 19, 2004, $0.10 per share              98,000      10           9,790            -          9,800

Loss and comprehensive loss for the year            -       -               -       15,053)       (15,053)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2004                     8,098,000  $  810  $        4,790   $  (23,269)  $    (17,669)
----------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of share issuance
  cost of $3,000                            1,652,000     165         162,035            -        162,200

Loss and comprehensive loss for the year            -       -               -      (27,346)       (27,346)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $  975  $      166,825   $  (50,615)       117,185
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (26,688)       (26,688)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $  975  $      166,825   $  (77,303)        90,497
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (16,775)       (16,775)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     9,750,000  $  975  $      166,825   $  (94,078)        73,722
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (29,374)       (29,374)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                     9,750,000  $  975  $      166,825   $ (123,452)        44,348
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -       -               -      (10,426)       (10,426)
----------------------------------------------------------------------------------------------------------

Balance, September 30, 2008                 9,750,000  $  975  $      166,825   $ (133,878)        33,922
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                            Cumulative
                                           February 27
                                                  2003              Three months               Six months
                                        (inception) to                  Ended                     ended
                                          September 30              September 30              September 30
                                                  2008          2008           2007        2008         2007
-------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                            $      41,217   $     1,578     $      954   $    7,115   $    6,607
  Amortization                                  5,220             -            131            -          566
  Bank charges                                  1,663            36              9          105           78
  Consulting                                    7,350             -              -            -            -
  Interest on promissory note                      87             -              -            -            -
  Legal                                        17,116         2,580              -        2,580            -
  Listing and filing fees                       8,236             -              -            -            -
  Office                                        6,319            31            808          575        1,485
  Printing                                      1,525             -              -            -          511
  Rent                                         21,412             -              -            -          744
  Transfer Expenses                               271            51             50           51           50
  Travel                                        2,918             -              -            -            -
  Write off literary properties                22,000             -         17,000            -       17,000
-------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                             (135,334)       (4,276)       (18,952)     (10,426)     (27,041)
-------------------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)                  1,456             -              -            -            -
-------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                 $    (133,878)  $    (4,276)    $  (18,952)  $  (10,426)  $  (27,041)

BASIC AND DILUTED LOSS PER SHARE                        $      0.00     $     0.00         0.00         0.00
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                     9,750,000      9,750,000    9,750,000    9,750,000
=============================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------
                                                         Cumulative
                                                        February 27
                                                               2003               Six months
                                                     (inception) to                 ended
                                                       September 30            September 30
                                                               2008          2008         2007
----------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                  $    (133,878)  $   (10,426)  $  (27,041)
Adjust for items not involving cash:
  - amortization                                             5,221             -          565
  - write off of literary options                                -             -       17,000

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  (increase) in prepaid expenses                              -             -            -
  -  increase (decrease) in accounts payable and
accrued liabilities                                            661          (336)      (1,780)
  -  decrease in due to a related party                          -            -             -
  -  increase in production in progress                          -            -             -
----------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (127,996)      (10,762)     (11,256)
----------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of screenplays                                   (5,000)            -            -
  Purchase equipment                                        (5,221)            -            -
----------------------------------------------------------------------------------------------

Net cash flows used in investing activities                (10,221)            -            -
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   172,800             -            -

Net cash provided by financing activities                  172,800             -            -
----------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            34,583       (10,762)     (11,256)

CASH AND CASH EQUIVALENTS, beginning of period                   -        45,345       58,570
----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period             $      34,583   $    34,583   $   47,314
==============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expenses paid in cash                     $         387   $         -   $        -
==============================================================================================

The accompanying notes are an integral part of these financial statements.

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
September 30, 2008
(EXPRESSED IN U.S. DOLLARS)


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

2.     Significant  Accounting  Policies

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of September 30, 2008, the Company has no cash equivalents and none of the cash is over the federally insured limit.

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

3.     Options  to  Acquire  Literary  Properties

On September 19, 2005 and November 4, 2005, the Company entered into two purchase agreements with a third party to acquire two screenplays titled "Almost Cut My Hair" and "Hockey Buddha", respectively. Pursuant to the agreements, the Company was granted an option effective for a period of two years commencing on the above dates to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition was $2,500, with the total consideration for both options being $5,000. The option period could be extended for an additional period of one year by the payment of $2,500 per screenplay.

The purchase prices for the two screenplays was $20,000 for each screenplay, plus the following contingent compensations for each of the screenplays:

(a) In the event that a theatrical or televisions motion picture was produced by the Company or its assigns, based on the Property (the "Picture") and the budget of the Picture as of the first day of principal photography and as allowed by all entities financing or guaranteeing completion of the Picture, was not less than $1,500,000, the vendor would receive additional compensation to make the Purchase Price equivalent to the Script Fee payable to a writer pursuant to the most current Independent Production Agreement of the Writer's Guild of Canada.

(b) In addition to the amounts set out above, the Company would pay to the vendor 3% of 100% of the Company's "Net Profits" of the Picture, or any television series, pilot or movie-of-the-week (as that term is used in the entertainment industry) that derives directly from the Property. "Net Profits" were defined, computed, accounted for and paid in accordance with the Company's standard Net Profits definition based on the Company's "break even" negative cost position after payment of all reasonable production expenses and receipt by the Company of all distribution advances and gross receipts from exploitation of the Picture and the Property.

As at the year end March 31, 2007, the Company decided not to extend these two options. As a result, the initial option payment totalling $5,000 has been expensed for the year ended March 31, 2007.

On September 16, 2006, the Company entered into an agreement with a third party ("Owner") to acquire a screenplay titled "Pelicula". Pursuant to the agreement, the Company was granted an option effective for a period of one year commencing on September 16, 2006 to acquire all rights, titles and interests for the screenplay. The consideration for the option was $5,000. As at March 31, 2007, the initial option payment of $5,000 was fully paid. The option expired on September 17, 2007 and has been abandoned by the Company.

The purchase price for this screenplay was $50,000, plus the following contingent compensations:

(a) In the event that a Picture was produced by company or its assigns and the budget of the Picture as of the first day of principal photography and as allowed by all entities financing or guaranteeing completion of the Picture, was not less than $2,000,000, Owner would receive additional compensation to make the Purchase price equivalent to the Script Fee payable to a writer pursuant to the most current Independent Production Agreement of the Writer's Guild of Canada.

(b) In addition to the amount set out above, the Company would pay to Owner 3% of 100% of the Company's "Net Profit" of the Picture, or any television series, pilot or movie-of-the-week that derives directly from the Property. "Net Profit" were defined, computed, accounted for and paid in accordance with Net Profits definition based on the Company's "break even" negative cost position after payment of all reasonable production expenses and receipt by the Company of all distribution advances and gross receipts from exploitation of the Picture and the Property.

On September 15, 2006, the Company entered into an agreement with a producer for development and production of a motion picture based on the screenplay Pelicula. In consideration for the pre-production services, the Company paid the Producer the sum of $ 12,000 USD.

On September 17, 2007, the Company determined that it would not proceed with production of Pelicula. Therefore, the Company expensed the option and development costs for the film.

4.     Related  Party  Transactions

On March 2, 2003, the Company entered into two purchase agreements with a director of the Company to acquire two screenplays. Pursuant to the agreements, the Company was granted an option to acquire all rights, titles and interests for the above two screenplays. The consideration for the option of acquisition was $2,500, with the total consideration for both options being $5,000. On March 2, 2005, the Company signed an Extension of Option to Purchase Agreement for the two screenplays for a period of one year, at a nominal amount of $10 per screenplay. In accordance with SEC Staff Accounting Bulletin 5G: Transfers of Non-monetary Assets by Promoters or Shareholders, the asset value of the screenplays was recorded at nil, as it is the transferor's historical cost.

The purchase prices for the two screenplays was $10,000 and $20,000, respectively, plus the following contingent compensations for each of the screenplays:

(a) In the event that a theatrical or televisions motion picture was produced by the Company or its assigns, based on the Property (the "Picture") and the budget of the Picture as of the first day of principal photography and as allowed by all entities financing or guaranteeing completion of the Picture, was not less than $1,500,000, the vendor would receive additional compensation to make the Purchase Price equivalent to the Script Fee payable to a writer pursuant to the most current Independent Production Agreement of the Writer's Guild of Canada.

(b) In addition to the amounts set out above, the Company would pay to the vendor 3% of 100% of the Company's "Net Profits" of the Picture, or any television series, pilot or movie-of-the-week (as that term is used in the entertainment industry) that derives directly from the Property. "Net Profits" were defined, computed, accounted for and paid in accordance with the Company's standard Net Profits definition based on the Company's "break even" negative cost position after payment of all reasonable production expenses and receipt by the Company of all distribution advances and gross receipt from exploitation of the Picture and the Property.

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

As of September 30, 2008, we had total assets of $34,583 comprised entirely of cash. This is a decrease from $45,345 in total assets as of March 31, 2008. This decrease was primarily attributable to professional fees.

As of September 30, 2008, our total liabilities decreased to $661 from $997 as of March 31, 2008.

As of September 30, 2008, we had working capital of $33,922 compared with $44,348 as of March 31, 2008.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $4,276 for the quarter ended September 30, 2008, due primarily to professional fees. This was a decrease from the operating loss of $18,952 for the previous fiscal quarter ended September 30, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On September 30, 2008, the shareholders' list of our shares of common stock showed 32 registered holders of our shares of common stock and 9,750,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

EXHIBIT  DESCRIPTION

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMP PRODUCTIONS, LTD.



Date: October 31, 2008                       /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer