Form 10-Q
period 2008-12-31
AMP PRODUCTIONS LTD
filed 2009-02-11
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

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

            1440-3044 BLOOR STREET W., TORONTO, ONTARIO     M8X 2Y8
            (Address of principal executive offices)       (Zip Code)

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

As of December 31, 2008 the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
December 31, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                                December 31, 2008   March 31, 2008
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $         27,745    $      45,345
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                      27,745           45,345
------------------------------------------------------------------------------------------------------------------

OPTION TO ACQUIRE LITERARY PROPERTIES (NOTE 3)                                                 -                -

PRODUCTION IN PROGRESS (NOTE 3)                                                                -                -
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $         27,745    $      45,345
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                      $              -    $         997
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                              -              997
------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 3 AND 5)

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                                           975              975
                           (March 31, 2008 - 9,750,000)

ADDITIONAL PAID-IN CAPITAL                                                               166,825          166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                      (140,055)        (123,452)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                27,745           44,348
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $         27,745    $      45,345
==================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to December 31, 2008
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                                                          Deficit          Total
                                                                                      accumulated  stockholders'
                                                Common stock        Additional             during         equity
                                               Shares  Amount  paid-in capital  development stage   (deficiency)
----------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 3, 2003, $0.0001 per share          8,000,000  $  800  $            -   $              -   $        800

Screenplays transferred from a shareholder          -       -          (5,000)                 -         (5,000)

Loss and comprehensive loss for the period          -       -               -             (8,216)        (8,216)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                     8,000,000  $  800  $       (5,000)  $         (8,216)  $    (12,416)
----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 19, 2004, $0.10 per share              98,000      10           9,790                  -          9,800

Loss and comprehensive loss for the year            -       -               -            (15,053)       (15,053)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2004                     8,098,000  $  810  $        4,790   $        (23,269)  $    (17,669)
----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  February 11, 2005 - March 31, 2005,
  $0.10 per share, net of share issuance    1,652,000     165         162,035                  -        162,200
  cost of $3,000

Loss and comprehensive loss for the year            -       -               -            (27,346)       (27,346)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $  975  $      166,825   $        (50,615)       117,185
----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -            (26,688)       (26,688)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $  975  $      166,825   $        (77,303)        90,497
----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -            (16,775)       (16,775)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     9,750,000  $  975  $      166,825   $        (94,078)        73,722
----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -            (29,374)       (29,374)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                     9,750,000  $  975  $      166,825   $       (123,452)        44,348
----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -       -               -            (16,603)       (16,603)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                  9,750,000  $  975  $      166,825   $       (140,055)        27,745
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------
                                       Cumulative
                                      February 27
                                             2003             Three months              Nine months
                                   (inception) to                Ended                     ended
                                      December 31             December 31               December 31
                                             2008          2008        2007          2008         2007
------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $   41,752   $       535   $    1,060   $    7,650   $    7,667
  Amortization                             5,220             -            -            -          565
  Bank charges                             1,690            27           26          132          104
  Consulting                               7,350             -            -            -            -
  Interest on promissory note                 87             -            -            -            -
  Legal                                   17,116             -            -        2,580            -
  Listing and filing fees                  8,236             -            -            -            -
  Office                                   6,319             -          231          575        1,717
  Printing                                 1,525             -            -            -          511
  Rent                                    21,412             -            -            -          744
  Transfer Expenses                          306            35            -           86           50
  Travel                                   2,918             -            -            -            -
  Write off literary properties           22,000             -            -            -       17,000
------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                        (135,931)         (597)      (1,317)     (11,023)     (28,358)
------------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)            (4,124)       (5,580)           -       (5,580)           -
------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $ (140,055)  $    (6,177)  $   (1,317)  $  (16,603)  $  (28,358)

BASIC AND DILUTED LOSS PER SHARE                   $      0.00   $     0.00   $     0.00   $     0.00
======================================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                9,750,000    9,750,000    9,750,000    9,750,000
======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------
                                                       Cumulative
                                                      February 27
                                                             2003          Nine months
                                                   (inception) to             ended
                                                      December 31         December 31
                                                             2008       2008       2007
----------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                $     (140,055)  $(16,603)  $(28,358)
Adjust for items not involving cash:
  - amortization                                            5,221          -        565
  - write off of literary options                               -          -     17,000

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  (increase) in prepaid expenses                             -          -        477
  -  increase (decrease) in accounts payable and
accrued liabilities                                             -       (997)    (1,830)
  -  decrease in due to a related party                         -          -          -
  -  increase in production in progress                         -          -          -
----------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                    (134,834)   (17,600)   (12,146)
----------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of screenplays                                  (5,000)         -          -
  Purchase equipment                                       (5,221)         -          -
----------------------------------------------------------------------------------------

Net cash flows used in investing activities               (10,221)         -          -
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  172,800          -          -
----------------------------------------------------------------------------------------

Net cash provided by financing activities                 172,800          -          -
----------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           27,745    (17,600)   (12,146)

CASH AND CASH EQUIVALENTS, beginning of period                  -     45,345     58,570
----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period           $       27,745   $ 27,745   $ 46,424
========================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expenses paid in cash                   $          387   $      -   $      -
========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
December 31, 2008
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2008, the Company has no cash equivalents and none of the cash is over the federally insured limit.

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

As of December 31, 2008, we had total assets of $27,745 comprised entirely of cash. This is a decrease from $45,345 in total assets as of March 31, 2008. This decrease was primarily attributable to professional fees and foreign exchange loss.

As of December 31, 2008, our total liabilities decreased to $Nil from $997 as of March 31, 2008.

As of December 31, 2008, we had working capital of $27,745 compared with $44,348 as of March 31, 2008.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $6,177 for the quarter ended December 31, 2008, due primarily to professional fees and foreign exchange loss. This was an increase comparing to the operating loss of $1,317 for the quarter ended December 31, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 31, 2008, the shareholders' list of our shares of common stock showed 32 registered holders of our shares of common stock and 9,750,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

EXHIBIT                               DESCRIPTION

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMP PRODUCTIONS, LTD.



Date: February 9, 2009     /s/ Thomas Mills
                           Thomas E. Mills
                           President, Chief Executive Officer,
                           Chief Financial Officer, and
                           Principal Accounting Officer