Form 10-K
period 2009-03-31
AMP PRODUCTIONS LTD
filed 2009-06-29
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2009

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

                                   98-0400189
                    (I.R.S. Employer Identification number)

     1440-3044 BLOOR STREET WEST, TORONTO, ONTARIO     M8X 2Y8
        (Address of principal executive offices)      (zip code)

Registrant's telephone number, including area code:     647.439.3785

Securities to be registered pursuant to Section 12(b) of the Act:           None

Securities to be registered under Section 12(g) of the Act:        Common stock,
                                                               $0.0001 par value
                                                                       per share
                                                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.                      Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.                                                                [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Act (Check one):

[   ]  Large Accelerated Filer     [   ]  Accelerated Filer
[   ]  Non-accelerated Filer       [ X ]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                             Yes [   ]  No [ X ]

As of June 15, 2009, the Issuer had 9,750,000 shares of Common Stock outstanding.

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

AMP  PRODUCTIONS,  LTD.

We were incorporated under the laws of the State of Nevada on February 27, 2003, and maintain our head office and operations in Toronto, Ontario.

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

ITEM  1A.     RISK  FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM  1B.     UNRESOLVED  STAFF  COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM  2.     PROPERTIES

We  do  not  presently  own  or  have  an  interest  in  any  property.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended March 31, 2009.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

--------------------------------------
QUARTER ENDED           HIGH       LOW
--------------------------------------
June 30, 2007          $0.51     $0.28
September 30, 2007     $0.71     $0.30
December 31, 2007      $0.70     $0.70
March 31, 2008         $0.70     $0.08
June 30, 2008          $0.20     $0.04
September 30, 2008     $0.05     $0.02
December 31, 2008      $0.03     $0.01
March 31, 2009         $0.02     $0.01
--------------------------------------

HOLDERS

Our shares of common stock are issued in registered form. Our transfer agent and registrar is Holladay Stock Transfer, Inc., located at 2939 North 67th Place, Scottsdale, Arizona 85251.

On March 31, 2009, the shareholders' list of our shares of common stock showed 31 registered holders of our shares of common stock and 9,750,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

PENNY  STOCK  REGULATION

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders' ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

ITEM  6.     SELECTED  FINANCIAL  DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of March 31, 2009, we had total assets of $27,718, comprised entirely of cash. This is a decrease from $45,345 in total assets as of March 31, 2008. This decrease was attributable to operating expenses and professional fees.

As of March 31, 2009, our total liabilities increased to $1,857 from $997 as of March 31, 2008. This was resulted from the increase of the balance due to a company controlled by the Director of the Company.

As of March 31, 2009, we had working capital of $25,862 compared with $44,348 as of March 31, 2008.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $18,486 for the fiscal year ending March 31, 2009, due primarily to operating expenses and professional fees. This was a decrease from the operating loss of $29,374 for the previous fiscal year.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS

AMP PRODUCTIONS, LTD.
(A development stage enterprise)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

March 31, 2009 and 2008



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
                                                               Fax: 604-688-3373
                                                    E-mail: info@changleellp.com


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

AMP  PRODUCTIONS,  LTD.
(A  development  stage  enterprise)

We have audited the accompanying balance sheets of AMP PRODUCTIONS, LTD. (the "Company") (a development stage company) as at March 31, 2009 and 2008 and the related statements of stockholders' equity, operations and cash flows for the years ended March 31, 2009 and 2008, and from February 27, 2003 (date of inception) to March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period from February 27, 2003 (inception) to March 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

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



Vancouver, Canada                                          Chang Lee LLP
June 23, 2009                                              Chartered Accountants


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
March 31, 2009 and 2008
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------
                                                                            2009        2008
---------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $  27,718   $  45,345
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $  27,718   $  45,345
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $   1,856   $     997
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          1,856         997
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                           975         975
                           (March 31, 2008 - 9,750,000)

ADDITIONAL PAID-IN CAPITAL                                               166,825     166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                      (141,938)   (123,452)
---------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                25,862      44,348
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  27,718   $  45,345
=============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity
For the period from February 27, 2003 (inception) to March 31, 2009
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                                             Deficit
                                                                         accumulated          Total
                                                             Additional       during  stockholders'
                                              Common stock      paid-in  development         equity
                                             Shares  Amount     capital        stage   (deficiency)
---------------------------------------------------------------------------------------------------

Balance, March 31, 2005                   9,750,000  $  975  $  166,825  $  (50,615)  $    117,185
---------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -           -     (26,688)       (26,688)

Balance, March 31, 2006                   9,750,000  $  975  $  166,825  $  (77,303)  $     90,497
---------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -           -     (16,775)       (16,775)

Balance, March 31, 2007                   9,750,000  $  975  $  166,825  $  (94,078)  $     73,722
---------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -           -     (29,374)       (29,374)

Balance, March 31, 2008                   9,750,000  $  975  $  166,825  $ (123,452)  $     44,348
---------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -           -     (18,486)       (18,486)

Balance, March 31, 2009                   9,750,000  $  975  $  166,825  $ (141,938)  $     25,862
===================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------
                                                            Cumulative
                                                           February 27
                                                                  2003
                                                        (inception) to   Year Ended   Year Ended
                                                              March 31     March 31     March 31
                                                                  2009         2009         2008
------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                            $      42,393    $   8,291    $   8,665
  Amortization                                                  5,220            -          565
  Bank charges                                                  1,717          159          123
  Consulting                                                    7,350            -            -
  Interest on promissory note                                      87            -            -
  Legal                                                        17,115        2,579            -
  Listing and filing fees                                       8,236            -            -
  Office                                                        7,384        1,640        1,646
  Printing                                                      1,525            -          511
  Rent                                                         21,412            -          744
Transfer Expenses                                                 457          237           50
  Travel                                                        2,918            -            -
  Write off of options to acquire literary properties          22,000            -       17,000
------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                             (137,814)     (12,906)     (29,304)
------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Foreign exchange gain (loss)                                 (4,124)      (5,580)         (70)
------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                 $    (141,938)  $  (18,486)   $ (29,374)

BASIC AND DILUTED LOSS PER SHARE                                        $    (0.00)   $   (0.00)
================================================================================================

WEIGHTED AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING
  - basic and diluted                                                    9,750,000    9,750,000
================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------
                                                                      Cumulative
                                                                     February 27
                                                                            2003
                                                                  (inception) to  Year Ended  Year Ended
                                                                        March 31    March 31    March 31
                                                                            2009        2009        2008
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                                 $(141,938)  $ (18,486)  $ (29,374)
  Adjust for items not involving cash:
  -  amortization                                                         5,220           -         565
  -  write off of literary options                                            -           -      17,000

  Changes in other assets and liabilities:
  -  increase in prepaid expenses                                             -           -         477
  -  increase (decrease) in accounts payable and accrued liabilities      1,856         859      (1,893)
 -   increase in production in progress                                       -           -           -
  -  decrease in due to a related party                                       -           -           -
--------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                  (134,862)    (17,627)    (13,225)
--------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase equipment                                                     (5,220)          -           -
  Options to acquire literary properties                                 (5,000)          -           -
--------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                   (10,220)          -           -

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                172,800           -           -
--------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               172,800           -           -
--------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         27,718     (17,627)    (13,225)

CASH AND CASH EQUIVALENTS, beginning of period                                -      45,345      58,570
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $  27,718   $  27,718   $  45,345
========================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expenses paid in cash                                        $     387   $       -   $       -
========================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2009 and 2008
(EXPRESSED IN U.S. DOLLARS)


1.     INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

The Company was formed on February 27, 2003 under the laws of the State of Nevada. The Company has not commenced planned principal operations, producing filmed entertainment. The Company is considered a development stage company as defined in SFAS No. 7. During the year, the Company has relocated its office from Vancouver to Toronto, Canada.

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2009 and 2008, the Company has no cash equivalents and none of the cash and cash equivalents is over the federally insured limit.

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

(g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and the U.S. dollar.

(h)     Financial  instruments  and  concentration  of  risks

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

(i)     Income  Taxes

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

(j)     Stock-Based  Compensation

SFAS No. 123 and SFAS No. 123R requires the Company to expense stock options based on fair value in its financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

The  Company  did  not  grant  any  stock  options  since  its  inception.

(k)     Comprehensive  Income

Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" since its inception.

(l)     Equipment

Equipment consists of computer equipment, which is stated at cost and is depreciated under the straight-line method over the estimated useful lives of the asset. Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred.
(m)     Long-Lived  Assets  Impairment

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

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2008 and 2007
(EXPRESSED IN U.S. DOLLARS)



2.     SIGNIFICANT ACCOUNTING POLICIES   (continued)

(n)     Film costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 139. The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at March 31, 2009, the film acquisition and development costs is $Nil (March 31, 2008:
$Nil)

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

On April 1, 2008, the Company adopted SFAS No. 159, "Fair Value of Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No.115" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The Company does not elect to use the fair value option and therefore, the adoption of SFAS 159 did not have a material impact on the Company's financial position or result of operations.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts", an interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AIPCA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In April, 2008, the FASB issued FSP. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142- 3"). In determining the useful life of acquired intangible assets, FSP 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The adoption of FSP 142-3 will not have a material impact on the Company's financial position or result of operations.

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)" (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption will not have a material effect on the Company's financial statements.

In June 2008, the FASB issued Financial Statement of Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets". This new standard requires enhanced disclosures about plan assets in an employer's defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This statement is effective for fiscal years ending after December 15, 2009. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments ("FAS 107-1 and APB 28-1"), which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of the FSP FAS 107-1 and ABP 28-1 will not have an material impact on the Company's financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards ("SFAS") No.157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on the Company's financial statements.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6") that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 shall be applied prospectively with early application prohibited. The impact of adopting EITF 08-6 will not have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments". The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the fiscal year 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company's financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the fiscal year 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company's financial statements.

2.

INCOME  TAXES

As at March 31, 2009, the Company has estimated net operating losses carry forward for tax purposes of $142,000, which will expire starting 2024 through 2029. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

-------------------------------------------------------
                                    2009          2008
-------------------------------------------------------
Tax  loss  carry  forwards     $  21,000     $  18,000
Valuation  allowance             (21,000)      (18,000)
-------------------------------------------------------
                               $       -     $       -
=======================================================

3.     RELATED  PARTY  TRANSACTIONS

Included  in  accounts  payable and accrued liabilities, $1,065 (March 31, 2008:
$Nil) is payable to a company controlled by the Director of the Company for normal operation expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304(b) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company's disclosure controls and procedures were not effective:

1. We presently have only one officer and no employees. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

CHANGES  IN  DISCLOSURE  CONTROLS  AND  PROCEDURES

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We will not be implementing any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

LIMITATIONS  ON  THE  EFFECTIVENESS  OF  CONTROLS

Our management, including our CEO and CFO (who are one and the same person), does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

CEO  AND  CFO  CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of our CEO and CFO (who are one and the same person). The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of March 31, 2009, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of March 31, 2009:

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of March 31, 2009, the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have two officers/directors having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of March 31, 2009, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

We have also established and evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal quarter. We do not intend to implement any changes to our internal control over financial reporting until there is a significant change in our level of operations and capital resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

----------------------------------------------------------------
                                             Period Served as
Name             Position               Age  Director/Officer
----------------------------------------------------------------

Thomas E. Mills  President, Treasurer,   41  03/03/03 to present
                 Secretary, Director
----------------------------------------------------------------

Thomas E. Mills serves as our President, Secretary, Treasurer and our sole director. In 2001, Mr. Mills took the position of President of Scarab Systems, Inc., a privately held Nevada corporation in the business of providing electronic payment solutions to the e-commerce sector. In July 2002, Scarab Systems, Inc. was acquired by iRV, Inc., a Colorado corporation having its shares quoted on the NASD OTC:BB (trading symbol: IRVV), in a reverse takeover. Under the terms of the acquisition, Mr. Mills became President, Chief Executive Officer and a director of iRV, Inc. On March 24, 2003, iRV, Inc. changed its name to Scarab Systems, Inc. Scarab Systems, Inc. subsequently changed its business from e-commerce solutions to oil and gas exploration. On July 8, 2004, Scarab Systems, Inc. changes its name to Torrent Energy Corp. On September 21, 2004, Mr. Mills resigned as President and a director of Torrent Energy Corp. Mr. Mills was a director and executive officer of Kingston Mines, Ltd., a mineral exploration company, from July 2005 to March 2008. Since June 2005, Mr. Mills has been the President, CEO and a director of Thrust Energy Corp., an oil and gas exploration company. Since February 2009, Mr. Mills has also been the sole executive officer and director of Novagen Solar (Canada) Ltd., a privately held enterprise engaged in the sale of photovoltaic products. Mr. Mills maintains a part-time legal practice to which he devotes not more than 25 hours per week. Mr. Mills received his Bachelor of Laws degree from the University of British Columbia in 1996, and holds a Bachelor of Arts degree obtained from the University of Waterloo, Waterloo, Ontario in 1992. He was called to the Bar of British Columbia in 1997.

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

COMMITTEES  OF  THE  BOARD

All proceedings of the board of directors for the fiscal year ended March 31, 2009 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Fidel Thomas, at the address appearing on the first page of this registration statement.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

As we generate revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on our audit committee.

CODE  OF  ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-K.

INDEMNIFICATION

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM  11.     EXECUTIVE  COMPENSATION

To date we have no employees other than our officers. No compensation has been awarded, earned or paid to our officers. We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we have proven mineral reserves.

There is no arrangement pursuant to which any of our directors has been or is compensated for services provided as one of our directors.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2009, the following table sets forth information known by our management regarding beneficial ownership of our common stock at the date of this prospectus by: each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

--------------------------------------------------------------------------------
Name                                             Shares Beneficially Owned     %
--------------------------------------------------------------------------------

Thomas E. Mills                                         6,000,000            62%
--------------------------------------------------------------------------------

Directors and officers as a group (one person)          6,000,000            62%

  Gisela Mills                                          2,000,000            21%
--------------------------------------------------------------------------------

Total Other 5% Owners (one person)                      2,000,000            21%
--------------------------------------------------------------------------------

Total Shares Issued and Outstanding                     9,750,000           100%
================================================================================

The address for all our officers, directors and 10% shareholders is 1440-3044 Bloor Street West, Toronto, Ontario M8X 2Y8.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

As at March 31, 2009, $1,065 is owed to a company controlled by the Director of the Company.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP Chartered Accountants for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal years ended March 31, 2009 and 2008 were $4,709 and $5,537 respectively.

AUDIT  RELATED  FEES

For the fiscal years ended March 31, 2009 and 2008, the aggregate fees billed for assurance and related services by Chang Lee LLP Chartered Accountants relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,692 and $2,800 respectively.

TAX  FEES

For the fiscal years ended March 31, 2009 and 2008, the aggregate fees billed for tax compliance, by Chang Lee LLP Chartered Accountants were nil.

ALL  OTHER  FEES

For the fiscal years ended March 31, 2009 and 2008, the aggregate fees billed by Chang Lee LLP Chartered Accountants for other non-audit professional services, other than those services listed above, totaled $Nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang & Lee is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-  approved  by  our  audit  committee;  or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

                                    PART IV

ITEM 13.     EXHIBITS

EXHIBIT NO.    TITLE

       3.1     Articles of Incorporation, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
       3.2     Amended and Restated Bylaws, AMP Productions, Ltd., incorporate by reference from the Form 10-KSB filed July 10, 2006
       4.1 Form of Stock certificate, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
      14.1 Code of Ethics for Senior Financial Officers, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed
               June 24, 2004
      31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
      32.1     Certification  pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMP PRODUCTIONS, LTD.


Date:  June 29, 2009                         By:/s/ Thomas Mills
                                             Thomas E. Mills
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Office


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                         DATE

/s/ Thomas Mills     Chief Executive Officer, President,           June 29, 2009
Thomas E. Mills      Chief Financial Officer,
                     Principal Accounting Officer
                     & a director