Form 10-Q
period 2009-06-30
AMP PRODUCTIONS LTD
filed 2009-08-14
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

As of June 30, 2009 the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
June 30, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------
                                                                       June 30, 2009  March 31, 2009
----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $     28,546   $      27,718
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $     28,546   $      27,718
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $      6,739   $       1,856
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             6,739           1,856
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                              975             975
                           (March 31, 2009 - 9,750,000)

ADDITIONAL PAID-IN CAPITAL                                                  166,825         166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                         (145,993)       (141,938)
----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                   21,807          25,862
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     28,546   $      27,718
====================================================================================================

The accompanying notes are an integral part of these financial statements


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to June 30, 2009
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------
                                                                                     Deficit
                                                                                 accumulated          Total
                                                                                      during  stockholders'
                                                Common stock         Additional  development         equity
                                               Shares   Amount  paid-in capital        stage   (deficiency)
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                     9,750,000  $   975  $       166,825  $  (50,615)       117,185
-----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -                -     (26,688)       (26,688)
-----------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $   975  $       166,825  $  (77,303)        90,497
-----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -                -     (16,775)       (16,775)
-----------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     9,750,000  $   975  $       166,825  $  (94,078)        73,722
-----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -                -     (29,374)       (29,374)
-----------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                     9,750,000  $   975  $       166,825  $ (123,452)        44,348
-----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -                -     (18,486)       (18,486)
-----------------------------------------------------------------------------------------------------------

Balance, March 31, 2009                     9,750,000  $   975  $       166,825  $ (141,938)        25,862
-----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -        -                -      (4,055)        (4,055)
-----------------------------------------------------------------------------------------------------------

Balance, June 30, 2009                      9,750,000  $   975  $       166,825  $ (145,993)        21,807
===========================================================================================================

The accompanying notes are an integral part of these financial statements


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------
                                                            Cumulative
                                                           February 27
                                                                  2003   Three months   Three months
                                                        (inception) to          ended          ended
                                                               June 30        June 30        June 30
                                                                  2009           2009           2008
-----------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Accounting                                            $       47,813   $      5,420   $      5,537
  Amortization                                                   5,220              -              -
  Bank charges                                                   1,774             57             69
  Consulting                                                     7,350              -              -
  Interest on promissory note                                       87              -              -
  Legal                                                         17,115              -              -
  Listing and filing fees                                        8,236              -              -
  Office                                                         7,384              -            544
  Printing                                                       1,525              -              -
  Rent                                                          21,412              -              -
  Transfer Expenses                                                614            157              -
  Travel                                                         2,918              -              -
  Write off of options to acquire literary properties           22,000              -              -
-----------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                              (143,448)        (5,634)        (6,150)
-----------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)                                  (2,545)         1,579              -
-----------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                 $     (145,993)  $     (4,055)  $     (6,150)

BASIC AND DILUTED LOSS PER SHARE                                         $       0.00   $       0.00
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  - basic and diluted                                                       9,750,000      9,750,000
=====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
(a)

AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative
                                                                         February 27
                                                                                2003   Three months   Three months
                                                                      (inception) to          ended          ended
                                                                             June 30        June 30        June 30
                                                                                2009           2009           2008
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

Loss for the period                                                   $    (145,993)   $    (4,055)   $    (6,150)
Adjust for items not involving cash:
  - amortization                                                              5,220              -              -

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  (increase) in prepaid expenses                                               -              -           (235)
  -  increase (decrease) in accounts payable and accrued liabilities          6,739          4,883           (453)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (134,034)           828         (6,838)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of screenplays                                                    (5,000)             -              -
  Purchase equipment                                                         (5,220)             -              -
------------------------------------------------------------------------------------------------------------------

Net cash flows used in investing activities                                 (10,220)             -              -
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    172,800              -              -
------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   172,800              -              -
------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             28,546            828         (6,838)

CASH AND CASH EQUIVALENTS, beginning of period                                    -         27,718         45,345
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $  28,546   $     28,546   $     38,507
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expenses paid in cash                                          $     387   $          -   $          -
==================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
June 30, 2009 and 2008
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of June 30, 2009 and 2008, the Company had no cash equivalents and none of the cash and cash equivalents was over the federally insured limit.

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

(n)     Film costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 139. The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at June 30, 2009, the film acquisition and development costs is $Nil (June 30, 2008:
$Nil)

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

On April 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption did not have a material impact on the Company's financial position or result of operations.

On April 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). This statement established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity separate from the parent's equity. In addition, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

On April 1, 2009, the Company adopted FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

On April 1, 2009, the Company adopted SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts", an interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS No. 163 did not have a material effect on the Company's financial position, statements of operations, or cash flows at this time.

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

On April 1, 2009, the Company adopted FSP 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142- 3"). In determining the useful life of acquired intangible assets, FSP 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The adoption of FSP 142-3 did not have a material impact on the Company's financial position or result of operations.

On April 1, 2009, the Company adopted FASB Staff Position ("FSP") No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)" (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The adoption did not have a material effect on the Company's financial statements.

On April 1, 2009, the Company adopted Financial Statement of Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

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

On April 1, 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments ("FAS 107-1 and APB 28-1"), which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of the FSP FAS 107-1 and ABP 28-1 did not have a material impact on the Company's financial position, results of operations or cash flows.

2.     SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards ("SFAS") No.157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. FST FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

On April 1, 2009, the Company adopted EITF No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6") that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. The adoption of EITF 08-6 did not have a material impact on our financial condition or results of operations.

On April 1, 2009, the Company adopted FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments". The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption did not have a material impact on the Company's financial statements.

On April 1, 2009, the Company adopted FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued FASB No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FASB Statement No. 167 "Amendments to FASB Interpretation No. 46(R)" ("FAS 167"). FAS 167 is a revision to FASB
Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. FAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. FAS 167 will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of FAS 167 on its financial statements.

2.     SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

On April 1, 2009, the Company adopted FASB Statement No. 165, "Subsequent Events" ("FAS 165"). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. FAS 165 would apply to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. FAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. FAS 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption did not have a material impact on the Company's financial statements.


2.     RELATED  PARTY  TRANSACTIONS

Included  in  accounts  payable  and accrued liabilities, $1,065 (June 30, 2008:
$Nil) is payable to a company controlled by the Director of the Company for normal operation expenses.

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

As of June 30, 2009, we had total assets of $28,546, comprised entirely of cash. This is an increase from $27,718 in total assets as of March 31, 2009, attributable to foreign exchange gain.

As of June 30, 2009, our total liabilities increased to $6,739 from $1,856 as of March 31, 2009, primarily due an increase in accounts payable.

As of June 30, 2009, we had working capital of $21,807 compared with $25,862 as of March 31, 2009.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $4,055 for the period ended June 30, 2009, due primarily to operating expenses, professional fees and foreign exchange gain. This was a decrease from the operating loss of $6,150 for the same period in fiscal 2009.


ITEM 4.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On June 30, 2009, the shareholders' list of our shares of common stock showed 32 registered holders of our shares of common stock and 9,750,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

                               AMP PRODUCTIONS, LTD.



Date: August 11, 2009          /s/ Thomas Mills
                               Thomas E. Mills
                               President, Chief Executive Officer,
                               Chief Financial Officer, and
                               Principal Accounting Officer