Form 10-Q
period 2009-09-30
AMP PRODUCTIONS LTD
filed 2009-11-16
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2009

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

As of September 30, 2009 the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
September 30, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------
                                                                       September 30, 2009   March 31, 2009
----------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $          13,314    $      27,718
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $          13,314    $      27,718
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $           1,325    $       1,856
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  1,325            1,856
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                                   975              975
                          (March 31, 2009 - 9,750,000)

ADDITIONAL PAID-IN CAPITAL            166,825   166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                              (155,811)        (141,938)
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                        11,989           25,862
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $          13,314    $      27,718
==========================================================================================================

The accompanying notes are an integral part of these financial statements


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to September 30, 2009
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------
                                                                                    Deficit
                                                                                accumulated          Total
                                                                                     during  stockholders'
                                               Common stock         Additional  development         equity
                                            Shares     Amount  paid-in capital        stage   (deficiency)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $  975  $      166,825   $  (50,615)       117,185
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (26,688)       (26,688)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $  975  $      166,825  $   (77,303)        90,497
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (16,775)       (16,775)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     9,750,000  $  975  $      166,825  $   (94,078)        73,722
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (29,374)       (29,374)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                     9,750,000  $  975  $      166,825  $  (123,452)        44,348
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (18,486)       (18,486)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2009                     9,750,000  $  975  $      166,825  $  (141,938)        25,862
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -       -               -      (13,873)       (13,873)
----------------------------------------------------------------------------------------------------------

Balance, September 30, 2009                 9,750,000  $  975  $      166,825  $  (155,811)        11,989
==========================================================================================================

The accompanying notes are an integral part of these financial statements


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------
                                          Cumulative
                                         February 27
                                                2003            Three months            Six months
                                      (inception) to                Ended                  ended
                                        September 30            September 30            September 30
                                                2009         2009         2008        2009        2008
------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $      47,899   $       86   $    1,578   $   5,506   $   7,115
  Amortization                                5,220            -            -           -           -
  Bank charges                                1,802           28           36          85         105
  Consulting                                  7,350            -            -           -           -
  Interest on promissory note                    87            -            -           -           -
  Legal                                      26,797        9,682        2,580       9,682       2,580
  Listing and filing fees                     8,236            -            -           -           -
  Office                                      8,594        1,210           31       1,210         575
  Printing                                    1,525            -            -           -           -
  Rent                                       21,412            -            -           -           -
  Transfer Expenses                             977          363           51         520          51
  Travel                                      2,918            -            -           -           -
  Write off literary properties              22,000            -            -           -           -
------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                           (154,817)     (11,369)      (4,276)    (17,003)    (10,426)
------------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)                 (994)       1,551            -       3,130           -
------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $    (155,811)  $   (9,818)  $   (4,276)  $ (13,873)  $ (10,426)
======================================================================================================

BASIC AND DILUTED LOSS PER SHARE                      $     0.00   $     0.00        0.00        0.00
======================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                  9,750,000    9,750,000   9,750,000   9,750,000
======================================================================================================

The accompanying notes are an integral part of these financial statements


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                          Cumulative
                                                                         February 27
                                                                                2003    Six months     Six months
                                                                      (inception) to         ended          ended
                                                                        September 30  September 30   September 30
                                                                                2009          2009           2008
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                                   $    (155,811)  $   (13,873)   $   (10,426)
Adjust for items not involving cash:
  - amortization                                                              5,220             -              -

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  increase (decrease) in accounts payable and accrued liabilities          1,325          (531)          (336)
-----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (149,266)      (14,404)       (10,762)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase equipment                                                         (5,220)            -              -
  Options to acquire literary properties                                     (5,000)            -              -
-----------------------------------------------------------------------------------------------------------------

Net cash flows used in investing activities                                 (10,220)            -              -
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    172,800             -              -
-----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   172,800             -              -
-----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             13,314       (14,404)       (10,762)

CASH AND CASH EQUIVALENTS, beginning of period                                    -        27,718        (45,345
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $      13,314   $    13,314   $     34,583
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expenses paid in cash                                      $         387   $         -   $          -
=================================================================================================================

The accompanying notes are an integral part of these financial statements

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
September 30, 2009 and 2008
(EXPRESSED IN U.S. DOLLARS)


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

The  Company  has  not  generated  any  operating  revenue  to  date.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of September 30, 2009 and 2008, the Company had no cash equivalents and none of the cash and cash equivalents was over the federally insured limit.

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

(n)     Film costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 139. The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at September 30, 2009, the film acquisition and development costs is $Nil (September 30, 2008: $Nil)

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

On April 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations, a replacement of FASB Statement No. 141 (SFAS No. 141(R)), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption did not have a material impact on the Company's financial position or result of operations.

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


2.     RELATED  PARTY  TRANSACTIONS

Included  in accounts payable and accrued liabilities, $171 (September 30, 2008:
$Nil) is payable to a company controlled by the Director of the Company for normal operation expenses.

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

As of September 30, 2009, we had total assets of $13,314 comprised entirely of cash. This is a decrease from $27,718 in total assets as of March 31, 2009, attributable to professional fees, office expenses and foreign exchange gain.

As of September 30, 2009, our total liabilities decreased to $1,325 from $1,856 as of March 31, 2009, primarily due a reduction in accounts payable.

As of September 30, 2009, we had working capital of $11,989 compared with $25,862 as of March 31, 2009.

We have not generated revenue since the date of inception. We do not presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $11,369 for the period ended September 30, 2009, due primarily to operating expenses, professional fees and foreign exchange gain. This was an increase from the operating loss of $4,276 for the same period in fiscal 2009.


ITEM 4.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On September 30, 2009, the shareholders' list of our shares of common stock showed 32 registered holders of our shares of common stock and 9,750,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

                                             AMP PRODUCTIONS, LTD.



Date: November 13, 2009                  /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer