Form 10-Q
period 2009-12-31
AMP PRODUCTIONS LTD
filed 2010-02-16
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2009

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

                   Issuer's telephone number: (647) 439-3785

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

As of December 31, 2009 the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
December 31, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------
                                                                       December 31, 2009   March 31, 2009
---------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $              -    $      27,718
  Prepaid expenses                                                                7,500                -
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $          7,500    $      27,718
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $          1,779    $       1,856
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                 1,779            1,856
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                                  975              975
                          (March 31, 2009 - 9,750,000)

ADDITIONAL PAID-IN CAPITAL                                                      166,825          166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                             (162,079)        (141,938)
---------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                        5,721           25,862
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $          7,500    $      27,718
=========================================================================================================

The accompanying notes are an integral part of these financial statements


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to December 31, 2009
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                                           Deficit          Total
                                                                                       accumulated  stockholders'
                                                 Common stock        Additional             during         equity
                                               Shares   Amount  paid-in capital  development stage   (deficiency)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $   975  $      166,825   $        (50,615)       117,185
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -              -             (26,688)       (26,688)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $   975  $      166,825  $         (77,303)        90,497
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -               -            (16,775)       (16,775)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     9,750,000  $   975  $      166,825  $         (94,078)        73,722
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -               -            (29,374)       (29,374)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                     9,750,000  $   975  $      166,825  $        (123,452)        44,348
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -        -               -            (18,486)       (18,486)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2009                     9,750,000  $   975  $      166,825  $        (141,938)        25,862
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -        -               -            (20,141)       (20,141)
-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2009                  9,750,000  $   975  $      166,825  $        (162,079)         5,721
=================================================================================================================

The accompanying notes are an integral part of these financial statements


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------
                                          Cumulative
                                         February 27
                                                2003            Three months              Nine months
                                      (inception) to                 Ended                   ended
                                         December 31              December 31             December 31
                                                2009          2009         2008         2009        2008
---------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                          $      48,822   $       923   $      535   $    6,429   $    7,650
  Amortization                                5,220             -            -            -            -
  Bank charges                                1,828            26           27          111          132
  Consulting                                  7,350             -            -            -            -
  Interest on promissory note                    87             -            -            -            -
  Legal                                      32,297         5,500            -       15,182        2,580
  Listing and filing fees                     8,236             -            -            -            -
  Office                                      8,563           (31)           -        1,179          575
  Printing                                    1,525             -            -            -            -
  Rent                                       21,412             -            -            -            -
  Transfer Expenses                             827          (150)          35          370           86
  Travel                                      2,918             -            -            -            -
  Write off literary properties              22,000             -            -            -            -
---------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                           (161,085)       (6,268)        (597)     (23,271)     (11,023)
---------------------------------------------------------------------------------------------------------

OTHER INCOME
  Foreign exchange gain (loss)                 (994)            -       (5,580)       3,130       (5,580)
---------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD               $    (162,079)  $    (6,268)  $   (6,177)  $  (20,141)  $  (16,603)

BASIC AND DILUTED LOSS PER SHARE                      $      0.00   $     0.00         0.00         0.00
=========================================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                   9,750,000    9,750,000    9,750,000    9,750,000
=========================================================================================================

The accompanying notes are an integral part of these financial statements


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                         Cumulative
                                                                        February 27
                                                                               2003  Nine months  Nine months
                                                                     (inception) to        ended        ended
                                                                        December 31  December 31  December 31
                                                                               2009         2009         2008
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                                   $   (162,079)  $  (20,141)  $  (16,603)
Adjust for items not involving cash:
  - amortization                                                             5,220            -            -

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  (increase) in prepaid expenses                                         (7,500)      (7,500)           -
  -  increase (decrease) in accounts payable and accrued liabilities         1,779          (77)        (997)
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (162,580)     (27,718)     (17,600)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase equipment                                                        (5,220)           -            -
  Options to acquire literary properties                                    (5,000)           -            -
-------------------------------------------------------------------------------------------------------------

Net cash flows used in investing activities                                (10,220)           -            -
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   172,800            -            -
-------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                  172,800            -            -
-------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 -      (27,718)     (17,600)

CASH AND CASH EQUIVALENTS, beginning of period                                   -       27,718       45,345
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $          -   $        -   $   27,745
=============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest expenses paid in cash                                      $        387   $        -   $        -
=============================================================================================================

The accompanying notes are an integral part of these financial statements

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
December 31, 2009 and 2008
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2009 and 2008, the Company had no cash equivalents and none of the cash and cash equivalents was over the federally insured limit.

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

(d)     Loss  Per  Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

(g)     Fair  Value  of  Financial  Instruments

The Company's financial instruments as defined by FASB Accounting Standards Codification ("ASC") 825, Financial Instruments, include cash and cash equivalents, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and the U.S. dollar.

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

(i)     Income  Taxes

The Company has adopted ASC 740, Income Taxes, which recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to be unrealized.

(j)     Stock-Based  Compensation

The Company adopted ASC 718, Compensation - Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

The  Company  did  not  grant  any  stock  options  since  its  inception.

(k)     Comprehensive  Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" since its inception.

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

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360, Property, Plant and Equipment. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

(n)     Film costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 139. The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at December 31, 2009, the film acquisition and development costs is $Nil (December 31, 2008: $Nil)

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification ("ASC") which mended hierarchy of generally accepted accounting principles ("GAAP") such that the ASC became the single source of authoritative nongovernmental US GAAP. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC was effective for the Company on October 1, 2009. This standard did not have an impact on our financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued ASC 810-10-65 (prior authoritative literature: SFAS 160, Non-controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51). ASC 810-10-65 requires companies with non controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non controlling interest's portion of net income must also be clearly presented on the Income Statement. This ASC was effective for the Company on April 1, 2009. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In March 2008, FASB issued ASC 815-10 (prior authoritative literature: SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133). ASC 815-10 requires enhanced disclosures about an entity's derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company adopted ASC 815-10 on April 1, 2009. The adoption of this ASC did not have a material impact on the Company's financial position or results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets , as codified in ASC subtopic 350-30, Intangibles - Goodwill and Other: General Intangibles Other than Goodwill (ASC 350-30) and ASC topic 275, Risks and Uncertainties (ASC 275), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets , as codified in ASC topic 350, Intangibles Goodwill and Other (ASC 350). ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, Business Combinations. The Company adopted ASC 350-30 on September 1, 2009. The adoption of ASC 350-30 did not have a material impact on the Company's financial position or results of operations.

In May 2008, FASB issued ASC 470, Debt. ASC 470 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We have adopted ASC 470 on September 1, 2009, and this standard was applied on a retrospective basis. The adoption of this statement did not have a material effect on the Company's financial statements.



2.     SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

In April, 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC subtopic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10 will not have a material impact on the Company's financial statements.

In April, 2009, the FASB issued ASC 820-10-50 (formerly Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) that expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The new guidance could potentially require additional disclosures in interim periods after the Company's fiscal year ending 2010. Adoption of this FSP will not have a material impact on the Company's financial statements.

On April 1, 2009, the FASB issued ASC 320-10-65 (formerly Staff Position No. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted ASC 320-10-65 on October 1, 2009. The adoption of this FSP did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing. ASC 860 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.


2.     RELATED  PARTY  TRANSACTIONS

Included  in  accounts  payable  and  accrued liabilities, $792 (March 31, 2009:
$1,065) is payable to a company controlled by the Director of the Company for normal operation expenses.

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

As of December 31, 2009, we had total assets of $7,500 comprised entirely of prepaid expenses. This is a decrease from $27,718 in total assets as of March 31, 2009, attributable to professional fees, office expenses and foreign exchange gain.

As of December 31, 2009, our total liabilities decreased to $1,779 from $1,856 as of March 31, 2009, primarily due a reduction in accounts payable.

We have not generated revenue since the date of inception. We do not presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $6,268 for the three months period ended December 31, 2009, due primarily to operating expenses, professional fees and foreign exchange gain. This was an increase from the operating loss of $597 for the same period in fiscal 2009.


ITEM 4.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 31, 2009, the shareholders' list of our shares of common stock showed 32 registered holders of our shares of common stock and 9,750,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(A)  EXHIBIT     DESCRIPTION

31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended
32.1     Certification pursuant to 18 U.S.C.  1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMP PRODUCTIONS, LTD.



Date: February 12, 2010                      /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer