Form 10-K
period 2010-03-31
AMP PRODUCTIONS LTD
filed 2010-06-29
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2010

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

                                   98-0400189
                    (I.R.S. Employer Identification number)

     1440-3044 BLOOR STREET WEST, TORONTO, ONTARIO     M8X 2Y8
       (Address of principal executive offices)      (zip code)

Registrant's telephone number, including area code:     647.628-5375

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Act (Check one):

[   ]  Large Accelerated Filer     [   ]  Accelerated Filer
[   ]  Non-accelerated Filer     [X]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [   ]  No [ X ]

As of June 15, 2010, the Issuer had 9,750,000 shares of Common Stock outstanding.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended March 31, 2010.

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

               QUARTER ENDED       HIGH    LOW
               June 30, 2008       $0.20  $0.04
               September 30, 2008  $0.05  $0.02
               December 31, 2008   $0.03  $0.01
               March 31, 2009      $0.02  $0.01
               June 30, 2009       $0.17  $0.02
               September 30, 2009  $0.30  $0.10
               December 31, 2009   $0.25  $0.25
               March 31, 2010      $0.40  $0.06

HOLDERS

Our shares of common stock are issued in registered form. Our transfer agent and registrar is Holladay Stock Transfer, Inc., located at 2939 North 67th Place, Scottsdale, Arizona 85251.

On March 31, 2010, the shareholders' list of our shares of common stock showed 29 registered holders of our shares of common stock and 9,750,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of March 31, 2010, our total assets decreased to $7,500 from $27,718 as of March 31, 2009. This decrease was attributable to operating expenses and professional fees.

As of March 31, 2010, our total liabilities increased to $3,581 from $1,856 as of March 31, 2009. This mainly resulted from the increase of the balance due to a company controlled by the Director of the Company.

We have not generated revenue since the date of inception. We do not presently have sufficient capital to sustain minimal operations for the next 12 months, but our President has undertaken to provide such financing as may be required in that regard. We will be required to raise additional capital in order to fund operations.

We will be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the film industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to use, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $21,943 for the fiscal year ending March 31, 2010, due primarily to operating expenses and professional fees. This was a decrease from the operating loss of $18,486 for the previous fiscal year.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS

AMP PRODUCTIONS, LTD.
(A development stage enterprise)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

March 31, 2010 and 2009



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity
Statements of Operations and Comprehensive Loss
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
CHARTERED ACCOUNTANTS
                                                         606 - 815 Hornby Street
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
                                                               Fax: 604-688-3373
                                                    E-mail: info@changleellp.com


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

AMP  PRODUCTIONS,  LTD.
(A  development  stage  enterprise)

We have audited the accompanying balance sheets of AMP PRODUCTIONS, LTD. (the "Company") (a development stage company) as at March 31, 2010 and 2009 and the related statements of stockholders' equity, operations and comprehensive loss and cash flows for the years then ended, and from February 27, 2003 (date of inception) to March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, and for the period from February 27, 2003 (inception) to March 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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



Vancouver, Canada                                          "Chang Lee LLP"
June 23, 2010                                              Chartered Accountants


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
March 31, 2010 and 2009
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------
                                                                             2010       2009
----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $        -   $  27,718
  Prepaid expenses                                                          7,500           -
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $    7,500   $  27,718
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $    1,147   $     791
  Due to a related party                                                    2,434       1,065
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                           3,581       1,856
----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  9,750,000 common shares                            975         975
                           (March 31, 2009 - 9,750,000)

ADDITIONAL PAID-IN CAPITAL      166,825   166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                       (163,881)   (141,938)
----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                  3,919      25,862
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    7,500   $  27,718
==============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity
For the period from February 27, 2003 (inception) to March 31, 2010
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                                                         Deficit           Total
                                                                                     accumulated   stockholders'
                                             Common stock          Additional             during          equity
                                             Shares   Amount  paid-in capital  development stage    (deficiency)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                   9,750,000  $   975  $       166,825  $         (50,615)       117,185
----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -        -                -            (26,688)       (26,688)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                   9,750,000  $   975  $       166,825  $         (77,303)        90,497
----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -        -                -            (16,775)       (16,775)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                   9,750,000  $   975  $       166,825  $         (94,078)        73,722
----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -        -                -            (29,374)       (29,374)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                   9,750,000  $   975  $       166,825  $        (123,452)        44,348
----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -        -                -            (18,486)       (18,486)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2009                   9,750,000  $   975  $       166,825  $        (141,938)        25,862
----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -        -                -            (21,943)       (21,973)
----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2010                   9,750,000  $   975  $       166,825  $        (163,881)         3,919
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Operations and Comprehensive Loss
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------
                                                            Cumulative
                                                           February 27
                                                                  2003
                                                        (inception) to   Year Ended    Year Ended
                                                              March 31     March 31      March 31
                                                                  2010         2010          2009
--------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                            $      49,682    $    7,289   $     8,291
  Amortization                                                  5,220             -             -
  Bank charges                                                  1,828           111           159
  Consulting                                                    7,350             -             -
  Interest on promissory note                                      87             -             -
  Listing and filing fees                                       8,236             -             -
  Office                                                        9,405         2,021         1,640
  Printing                                                      1,525             -             -
  Professional fees                                            32,297        15,182         2,579
  Rent                                                         21,412             -             -
Transfer Expenses                                                 927           470           237
  Travel                                                        2,918             -             -
  Write off of options to acquire literary properties          22,000             -             -
--------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                             (162,887)      (25,073)      (12,906)
--------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Foreign exchange gain (loss)                                   (994)        3,130        (5,580)
--------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD          $    (163,881)  $   (21,943)  $   (18,486)

BASIC AND DILUTED LOSS PER SHARE                                        $     (0.00)  $     (0.00)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                     9,750,000     9,750,000
==================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                          Cumulative
                                                                         February 27
                                                                                2003
                                                                      (inception) to    Year Ended    Year Ended
                                                                            March 31      March 31      March 31
                                                                                2010          2010          2009
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the year                                                   $     (163,881)   $  (21,943)   $  (18,486)
  Adjust for items not involving cash:
  -  amortization                                                              5,220             -             -

  Changes in other assets and liabilities:
  -  (increase) in prepaid expenses                                           (7,500)       (7,500)            -
  -  increase (decrease) in accounts payable and accrued liabilities           1,147           356          (206)
  -  decrease in due to a related party                                        2,434         1,369         1,065
-----------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                                     (162,580)      (27,718)      (17,627)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Purchase equipment                                                          (5,220)            -             -
  Options to acquire literary properties                                      (5,000)            -             -
-----------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) INVESTING ACTIVITIES                                      (10,220)            -             -
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                     172,800             -             -
-----------------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                                           172,800             -             -
-----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   -       (27,718)      (17,627)

CASH AND CASH EQUIVALENTS, beginning of period                                     -        27,718        45,345
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $            -    $        -    $   27,718
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expenses paid in cash                                        $          387    $       -     $        -
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2010 and 2009
(EXPRESSED IN U.S. DOLLARS)


1.     INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

The Company was formed on February 27, 2003 under the laws of the State of Nevada. The Company has not commenced planned principal operations, producing filmed entertainment. The Company is considered a development stage company as defined in by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities". During the fiscal year of 2009, the Company has relocated its office from Vancouver to Toronto, Canada.

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of March 31, 2010 and 2009, the Company has no cash equivalents and none of the cash and cash equivalents is over the federally insured limit.

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

(d)     Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC260, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

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

(g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities and due to a related party. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and the U.S. dollar.

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

(j)     Stock-Based  Compensation

ASC 718, "Compensation - Stock Compensation", requires the Company to expense stock options based on fair value in its financial statements. Further, the adoption of ASC 718 will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

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

Long-lived assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in ASC 360, "Property, Plant and Equipment", Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

(n)     Film costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by ASC 926-20, "Entertainment - Film Costs". The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at March 31, 2010, the film acquisition and development costs is $Nil (March 31, 2009:
$Nil)

(o)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements
On April 1, 2009, the Company adopted ASC Topic 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC Topic 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:

- Level one - Quoted market prices in active markets for identical assets or liabilities;

- Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

- Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
The adoption of ASC Topic 820-10 has no material effect on the Company's financial position or results of operations. The book values of cash and cash equivalents, accounts payable and accrual liabilities and due to a related party approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2010 and 2009.

On April 1, 2009, the Company adopted the ASC Topic 820-10-35, Fair Value Measurements and Disclosures - Subsequent Measurement, which addresses the application for illiquid financial instruments. ASC Topic 820-10-35 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The adoption of ASC Topic 820-10-35 does not have a material effect on the Company's financial statements.

On April 1, 2009, the Company adopted the ASC Topic 820-10-65, Fair Value Measurements and Disclosures - Transition and Opening Effective Date. The ASC Topic 820-10-65 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC Topic 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this ASC Topic 820-10-65 does not have a material impact on the Company's financial statements.

On April 1, 2009, the Company adopted ASC Topic 825-10-50, Financial Instruments
- Disclosures and ASC Topic 270-10, Interim Reporting - Overall to disclose about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of ASC Topic 825-10-50 and ASC Topic 270-10 does not have a material impact on the Company's financial statements.

On April 1, 2009, the Company adopted ASC Topic 320-10-65, Debt and Equity Securities - Overall - Transition and Open Effective Date Information. ASC Topic 320-10-65 ASC Topic 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC Topic 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not have a material impact on the Company's financial statements.

AMP PRODUCTIONS, LTD.
(A development stage company)
Notes to Financial Statements
March 31, 2010 and 2009
(EXPRESSED IN U.S. DOLLARS)




2.     SIGNIFICANT ACCOUNTING POLICIES   (continued)

(o) Newly Adopted Accounting Pronouncements and New Accounting Pronouncements (continued)

In June 2009, the FASB issued ASC 860, Transfers and Servicing. ASC 860 requires additional disclosures about the transfer and derecognition of financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard will not have a material impact on the Company. In June 2009, the FASB issued ASC 810, "Consolidation", to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of ASC 810 on the Company's financial condition, results of operations and cash flows.

On July 1, 2009, the FASB launched the "FASB Accounting Standards Codification" (the "FASB ASC") as the single source of authoritative non-governmental U.S. GAAP. The FASB ASC did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC is now considered non-authoritative. The adoption of the FASB ASC did not have an impact on the Company's financial statements.

In  September  2009,  the  FASB  ratified  ASC  Update  No.  2009-13,
Multiple-Deliverable Revenue Arrangements ("ASC 2009-13"). ASC 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25, (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). This consensus provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.

These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management's estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements' relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity's fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements.

In September 2009, the FASB ratified ASC No. 2009-14, Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements (formerly EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements), which amends the existing accounting guidance for how entities account for arrangements that include both hardware and software, which typically resulted in the sale of hardware being accounted for under the software revenue recognition rules. This accounting guidance changes revenue recognition for tangible products containing software elements and non-software elements. The tangible element of the product is always outside of the scope of the software revenue recognition rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product's essential functionality are outside of the scope of the software rules. As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance. This accounting guidance is effective for all fiscal years beginning on or after June 15, 2010 with early adoption permitted. Entities must adopt ASC 2009-14 and ASC 2009-13 in the same manner and at the same time. The adoption of this new standard is not expected to have a material impact on the financial statements.

2.     SIGNIFICANT ACCOUNTING POLICIES   (continued)
(o) Newly Adopted Accounting Pronouncements and New Accounting Pronouncements (continued)

On October 1, 2009, the Company adopted the FASB Accounting Standards Update ("ASU") No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The adoption of this new standard does not have a material impact on the financial statements.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements." This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.

The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company is still assessing the impact of this guidance and do not believe the adoption of this guidance will have a material impact on our financial statements.

In  March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815)
- Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity's first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity's first fiscal quarter beginning after March 5, 2010. The Company does not expect that the adoption of ASU 2010-11 will have a material impact on its financial position, results of operations, or cash flows.

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

3.     INCOME  TAXES

As at March 31, 2010, the Company has estimated net operating losses carry forward for tax purposes of $164,000, which will expire starting 2024 through 2030. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

--------------------------------------------------------------------------------
                                                             2010          2009
--------------------------------------------------------------------------------
Tax  loss  carry  forwards                              $  25,000     $  21,000
Valuation  allowance                                      (25,000)      (21,000)
--------------------------------------------------------------------------------
                                                        $       -     $       -
================================================================================

4.     RELATED  PARTY  TRANSACTIONS

During the year ended March 31, 2010, $2,434 (March 31, 2009: $1,065) is payable to a company controlled by the Director of the Company for normal operation expenses.

5.     COMPARATIVE  FIGURE

Certain 2009 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304(b) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company's disclosure controls and procedures were not effective:

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of March 31, 2010, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of March 31, 2010:

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of March 31, 2010, the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of March 31, 2010, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

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

                                                Period Served as
Name              Position                Age   Director/Officer

Thomas E. Mills   President, Treasurer,    42   03/03/03 to present
                  Secretary, Director

Thomas Mills is presently our sole officer and a director since July 10, 2009. Mr. Mills was the co-founder of Thrust Energy Corp., an oil and gas exploration company in June 2005, and has been its Chief Executive Officer, President, Chief Financial Officer and a director since inception. Mr. Mills was the co-founder of Kingston Mines Ltd., a mineral exploration company in June 2005, and was its Vice-President, Chief Financial Officer and a director until April 2008. Mr. Mills also served as the President of Kingston Mines Ltd. from January 2008 until April 2008. From 2001 to September 2004, Mr. Mills was the Chief Executive Officer and President of Torrent Energy Corp., a natural gas exploration company, acting as its Chief Financial Officer from March 2004 to September 2004. Since February 2009, Mr. Mills has also been the sole executive officer and director of Novagen Solar Inc., a privately held enterprise engaged in the sale of photovoltaic products. He received his Bachelor of Laws degree from the University of British Columbia in 1996, and holds a Bachelor of Arts degree with an emphasis on management and organizational behavior, obtained from the University of Waterloo, Waterloo, Ontario in 1992. Mr. Mills was called to the Bar of British Columbia in 1997, and remains a practicing member.

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

COMMITTEES  OF  THE  BOARD

All proceedings of the board of directors for the fiscal year ended March 31, 2010 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2010, the following table sets forth information known by our management regarding beneficial ownership of our common stock at the date of this prospectus by: each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

                    Name     Shares Beneficially Owned     %

                     Thomas E. Mills     6,000,000     62%

      Directors and officers as a group (one person)     6,000,000     62%

           Total Shares Issued and Outstanding     9,750,000     100%

The address for all our officers, directors and 10% shareholders is 1440-3044 Bloor Street West, Toronto, Ontario M8X 2Y8.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

As at March 31, 2010, $2,434 is owed to a company controlled by the Director of the Company.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP Chartered Accountants for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal years ended March 31, 2010 and 2009 were $4,698 and $4,709 respectively.

AUDIT  RELATED  FEES

For the fiscal years ended March 31, 2010 and 2009, the aggregate fees billed for assurance and related services by Chang Lee LLP Chartered Accountants relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,590 and $2,692 respectively.

TAX  FEES

For the fiscal years ended March 31, 2010 and 2009, the aggregate fees billed for tax compliance, by Chang Lee LLP Chartered Accountants were nil.

ALL  OTHER  FEES

For the fiscal years ended March 31, 2010 and 2009, the aggregate fees billed by Chang Lee LLP Chartered Accountants for other non-audit professional services, other than those services listed above, totaled $Nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang Lee LLP chartered Accountants is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

                                    PART IV

ITEM 13.     EXHIBITS

EXHIBIT NO.     TITLE
 3.1            Articles of Incorporation, AMP Productions, Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
 3.2            Amended and Restated Bylaws, AMP Productions, Ltd., incorporate by reference from the Form 10-KSB filed July 10, 2006
 4.1            Form  of  Stock certificate, AMP Productions, Ltd., incorporated by reference  from  the  Form  10-KSB  filed  June  24,  2004
14.1            Code of Ethics for Senior Financial Officers, AMP Productions,
                Ltd., incorporated by reference from the Form 10-KSB filed June 24, 2004
31.1            Certification pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002
32.1            Certifications pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMP PRODUCTIONS, LTD.


Date:  June 28, 2010                         By: /s/ Thomas Mills
                                             Thomas E. Mills
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Office


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE            TITLE                                         DATE

/s/ Thomas Mills     Chief Executive Officer,                      June 29, 2010
Thomas E. Mills      President, Chief Financial Officer,
                     Principal Accounting Officer
                     & a director