Form 10-Q
period 2010-06-30
AMP PRODUCTIONS LTD
filed 2010-08-13
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

                   Issuer's telephone number: (604) 628-5375

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

As of June 30, 2010 the Issuer had 9,750,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
June 30, 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                                      June 30, 2010  March 31, 2010
---------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Prepaid expenses                                                    $          -   $       7,500
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $          -   $       7,500
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                            $      5,635   $       1,147
  Due to a related party                                                     3,541           2,434
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                            9,176           3,581
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common stocks with a par value of $0.0001 per share
  Issued and outstanding:
     9,750,000 common stocks (March 31, 2010 - 9,750,000)                      975             975

ADDITIONAL PAID-IN CAPITAL                                                 166,825         166,825

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                        (176,976)       (163,881)
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                  (9,176)          3,919
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $          -   $       7,500
===================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to June 30, 2010
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------
                                                                                    Deficit
                                                                                accumulated          Total
                                                                                     during  stockholders'
                                               Common stock         Additional  development         equity
                                               Shares  Amount  paid-in capital        stage   (deficiency)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     9,750,000  $  975  $      166,825   $  (50,615)  $    117,185
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (26,688)       (26,688)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     9,750,000  $  975  $      166,825   $  (77,303)  $     90,497
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (16,775)       (16,775)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     9,750,000  $  975  $      166,825   $  (94,078)  $     73,722
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (29,374)       (29,374)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                     9,750,000  $  975  $      166,825   $ (123,452)  $     44,348
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (18,486)       (18,486)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2009                     9,750,000  $  975  $      166,825   $ (141,938)  $     25,862
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year            -       -               -      (21,943)       (21,973)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2010                     9,750,000  $  975  $      166,825   $ (163,881)  $      3,919
----------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period          -       -               -      (13,095)       (13,095)
----------------------------------------------------------------------------------------------------------

Balance, June 30, 2010                      9,750,000  $  975  $      166,825   $ (176,976)  $     (9,176)
==========================================================================================================

The accompanying notes are an integral part of these financial statements.

..


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Operations and Comprehensive Loss
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------
                                                            Cumulative
                                                           February 27
                                                                  2003
                                                        (inception) to    Three months ended
                                                               June 30          June 30
                                                                  2010       2010       2009
--------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                            $      55,017   $  5,335   $  5,420
  Amortization                                                  5,220          -          -
  Bank charges                                                  1,828          -         57
  Consulting                                                    7,350          -          -
  Interest on promissory note                                      87          -          -
  Listing and filing fees                                       8,236          -          -
  Office                                                        9,405          -          -
  Printing                                                      1,525          -          -
  Professional fees                                            39,797      7,500          -
  Rent                                                         21,412          -          -
  Transfer agent fees                                           1,187        260        157
  Travel                                                        2,918          -          -
  Write off of options to acquire literary properties          22,000          -          -
--------------------------------------------------------------------------------------------

OPERATING (LOSS)                                             (175,982)   (13,095)    (5,634)
--------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Foreign exchange gain (loss)                                   (994)         -      1,579
--------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD          $    (176,976)  $(13,095)  $ (4,055)

BASIC AND DILUTED LOSS PER SHARE                                        $  (0.01)  $  (0.00)
============================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                    975,000    975,000
============================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statement of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                                          Cumulative
                                                                         February 27
                                                                                2003  Three months  Three months
                                                                      (inception) to         ended         ended
                                                                             June 30       June 30       June 30
                                                                                2010          2010          2009
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                                   $    (176,976)  $   (13,095)  $    (4,055)
Adjust for items not involving cash:
  - amortization                                                              5,220             -             -

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  decrease (increase) in prepaid expenses                                      -         7,500             -
  -  increase (decrease) in accounts payable and accrued liabilities          5,635         4,488         4,883
  -  increase (decrease) in due to a related party                            3,541         1,107             -
----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (162,580)            -           828
----------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Option to acquire literary properties                                      (5,000)            -             -
  Purchase equipment                                                         (5,220)            -             -
----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                 (10,220)            -             -
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    172,800             -             -
----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  -             -           828
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period                                    -             -        27,718
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $           -   $         -   $    28,546
================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                       $         387   $         -   $         -
================================================================================================================

  Income taxes paid                                                   $           -   $         -   $         -
================================================================================================================

The accompanying notes are an integral part of these financial statements.

AMP  PRODUCTIONS,  LTD.
(A development stage company)
Notes to Financial Statements
June 30, 2010 and 2009
(EXPRESSED IN U.S. DOLLARS)


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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of June 30, 2010 and March 31, 2010, the Company has no cash equivalents and none of the cash and cash equivalents is over the federally insured limit.

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

(d)     Loss  Per  Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. Diluted loss per share is equivalent to basic loss per share because there are no potential dilutive securities.

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

(g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities and due to a related party. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature or they are payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and the U.S. dollar.

ASC Topic 820-10, Fair Value Measurements and Disclosures, defines fair value and establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC Topic 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

(m)     Film costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by ASC 926-20, "Entertainment - Film Costs". The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at June 30, 2010, the film acquisition and development costs is $Nil (June 30, 2009:
$Nil)

(n)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company's financial statements

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.


3.     RELATED  PARTY  TRANSACTIONS

During the period ended June 30, 2010, $3,541 (June 30, 2009: $1,065) is payable to a company controlled by the Director of the Company for normal operation expenses, of which $1,107 (June 30, 2009: $Nil) were incurred during the three months period ended June 30, 2010.

4.     SUBSEQUENT EVENTS

On July 30, 2010, the controlling shareholders of the Company consented to a proposed 1-for-10 reverse split of the Company's issued and outstanding common stock, an increase in the Company's authorized common stock to 900,000,000 shares, and the authorization of 100,000,000 shares of preferred stock. The proposed corporate action will not be effective until the Company files a corresponding Certificate to Accompany Restated Articles or Amended and Restated Articles with the Nevada Secretary of State. The directors of the Company may cancel the proposed corporate action at any time prior to effectiveness. As of the date of this report, the proposed corporate action is not effective. Therefore, no prior periods presented have been adjusted to reflect the impact of the proposed corporate action, including basic and diluted weighted-average shares and shares issued and outstanding.

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

As of June 30, 2010, we had no assets. This is a decrease from $7,500 in total assets as of March 31, 2010. The decrease was due to prepaid expenses being expensed.

As of June 30, 2010, our total liabilities increased to $9,176 from $3,581 as of March 31, 2010, primarily due an increase in accounts payable to a related party for professional fees paid on our behalf.

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

We do not expect to purchase or sell any significant equipment over the next 12 months, nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS.

We posted an operating loss of $13,095 for the period ended June 30, 2010, due primarily to an increase in professional fees. This was an increase from the operating loss of $4,055 for the same period in fiscal 2009.

ITEM 4.          CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                             AMP PRODUCTIONS, LTD.



Date: August 11, 2010                        /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer