Form 10-Q
period 2010-09-30
AMP PRODUCTIONS LTD
filed 2010-11-15
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2010

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

As of September 30, 2010 the Issuer had 975,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
September 30, 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------
                                                                                    September 30, 2010   March 31, 2010
-----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Prepaid expenses                                                                  $                -   $       7,500

TOTAL ASSETS                                                                        $                -   $       7,500
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                          $            7,703   $       1,147
  Due to a related party                                                                         3,741           2,434
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                               11,444           3,581
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
     100,000,000 preferred shares with a par value of $0.0001 per share
          Preferred shares issued and outstanding:  Nil
     900,000,000 common stocks with a par value of $0.0001 per share
          Common shares issued and outstanding: 975,000 (March 31, 2010 - 975,000)                  98              98

ADDITIONAL PAID-IN CAPITAL                                                                     167,702         167,702

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                            (179,244)       (163,881)
-----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                     (11,444)          3,919
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $                -   $       7,500
=======================================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to September 30, 2010
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                                          Deficit           Total
                                                                                      accumulated   stockholders'
                                             Common stock         Additional               during          equity
                                             Shares  Amount  paid-in capital    development stage    (deficiency)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     975,000  $   98  $      167,702   $          (50,615)  $     117,185
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -               -              (26,688)        (26,688)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     975,000  $   98  $      167,702   $          (77,303)  $      90,497
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -               -              (16,775)        (16,775)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     975,000  $   98  $      167,702   $          (94,078)  $      73,722
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -               -              (29,374)        (29,374)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                     975,000  $   98  $      167,702   $         (123,452)  $      44,348
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -               -              (18,486)        (18,486)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2009                     975,000  $   98  $      167,702   $         (141,938)  $      25,862
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -       -               -              (21,943)        (21,973)
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2010                     975,000  $   98  $      167,702   $         (163,881)  $       3,919
-----------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period        -       -               -              (15,363)        (15,363)
-----------------------------------------------------------------------------------------------------------------

Balance, September 30, 2010                 975,000  $   98  $      167,702   $         (179,244)  $     (11,444)
=================================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Operations and Comprehensive Loss
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------
                                                            Cumulative
                                                           February 27
                                                                  2003
                                                        (inception) to     Three months ended       Six months ended
                                                          September 30         September 30           September 30
                                                                  2010       2010        2009        2010      2009
--------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Amortization                                                  5,220          -           -           -          -
  Bank charges                                                  1,828          -          28           -         85
  Consulting                                                    7,350          -           -           -          -
  Interest on promissory note                                      87          -           -           -          -
  Listing and filing fees                                       8,236          -           -           -
  Office                                                        9,753        348       1,210         348      1,210
  Printing                                                      1,525          -           -           -          -
  Professional fees                                            96,344      1,530       9,768      14,365     15,188
  Rent                                                         21,412          -           -           -          -
  Transfer agent fees                                           1,577        390         363         650        520
  Travel                                                        2,918          -           -           -          -
  Write off of options to acquire literary properties          22,000          -           -           -          -
--------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                             (178,250)    (2,268)    (11,369)    (15,363)   (17,003)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Foreign exchange gain (loss)                                   (994)         -       1,551           -      3,130
--------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD          $    (179,244)  $ (2,268)   $ (9,818)   $(15,363)  $(13,873)

BASIC AND DILUTED LOSS PER SHARE                                        $  (0.00)   $  (0.00)   $  (0.02)  $  (0.00)
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                    975,000     975,000     975,000    975,000
====================================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                                          Cumulative
                                                                         February 27
                                                                                2003    Six months    Six months
                                                                      (inception) to         ended         ended
                                                                        September 30  September 30  September 30
                                                                                2010          2010          2009
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                                   $    (179,244)  $   (15,363)  $   (13,873)
Adjust for items not involving cash:
  - amortization                                                              5,220             -         5,220

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  decrease (increase) in prepaid expenses                                      -         7,500             -
  -  increase (decrease) in accounts payable and accrued liabilities          7,703         6,556          (531)
----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (166,321)       (1,307)      (14,404)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Option to acquire literary properties                                      (5,000)            -             -
  Purchase equipment                                                         (5,220)            -             -
----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                 (10,220)            -             -
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    172,800             -             -
  Due to a related party                                                      3,741         1,307             -
----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN FINANCING ACTIVITIE                                  176,541         1,307             -
----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  -             -       (14,404)

CASH AND CASH EQUIVALENTS, beginning of period                                    -             -        27,718
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $           -   $         -   $    13,314
================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                       $         387   $         -   $         -
================================================================================================================

  Income taxes paid                                                   $           -   $         -   $         -
================================================================================================================

The accompanying notes are an integral part of these financial statements.

1.     INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

The Company was formed on February 27, 2003 under the laws of the State of Nevada. The Company has not commenced planned principal operations, producing filmed entertainment. The Company is considered a development stage company as defined in by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities". The Company has an office in Toronto, Canada.

On July 30, 2010, the controlling shareholders of the Company consented to a proposed 1-for-10 reverse split of the Company's issued and outstanding common stock, an increase in the Company's authorized common stock to 900,000,000 shares, and the authorization of 100,000,000 shares of preferred stock. The corporate action was approved by FINRA on September 17, 2010 and effective in the State of Nevada on September 23, 2010. The financial statements of the Company have been restated to reflect the 1-for-10 reverse split.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred operating losses and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity / debt financing.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The  Company  has  not  generated  any  operating  revenues  to  date.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of September 30, 2010 and March 31, 2010, the Company had $nil and $nil cash and cash equivalents, respectively.

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

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of September 30, 2010 and March 31, 2010, the Company had $nil and $nil cash and cash equivalents, respectively.

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

(g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts payable and accrued liabilities and due to a related party. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature or they are payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and the U.S. dollar.

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

(m)     Film costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by ASC 926-20, "Entertainment - Film Costs". The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at September 30, 2010, the film acquisition and development costs is $Nil (September 30, 2009: $Nil)

(n)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

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


3.     RELATED  PARTY  TRANSACTIONS

During the period ended September 30, 2010, $3,741 (September 30, 2009: $Nil) is payable to a company controlled by a person related to the Director of the Company for expenses incurred on behalf of the Company, of which $200 (September 30, 2009: $Nil) were incurred during the three month period ended September 30, 2010.

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

As of September 30, 2010, we had no assets. This is a decrease from $7,500 in total assets as of March 31, 2010. The decrease was due to prepaid expenses being expensed.

As of September 30, 2010, our total liabilities increased to $11,444 from $3,581 as of March 31, 2010, primarily due an increase in accounts payable to a related party for professional fees paid on our behalf.

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

RESULTS  OF  OPERATIONS.

We posted an operating loss of $2,268 for the three-month period ended September 30, 2010, due primarily to an increase in professional fees. This was a decrease from the operating loss of $11,369 for the same period in fiscal 2009.

ITEM 4.          CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                AMP PRODUCTIONS, LTD.



Date: November 8, 2010          /s/ Thomas Mills
                                Thomas E. Mills
                                President, Chief Executive Officer,
                                Chief Financial Officer, and
                                Principal Accounting Officer