Form 10-Q
period 2010-12-31
AMP PRODUCTIONS LTD
filed 2011-02-15
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2010

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

                 1440-3044 BLOOR STREET WEST, TORONTO, ONTARIO
                    (Address of principal executive offices)

                                    M8X 2Y8
                                   (zip code)

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

As of December 31, 2010 the Issuer had 975,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


AMP PRODUCTIONS, LTD.
(A development stage company)

Balance Sheets
December 31, 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------
                                                                                    December 31, 2010  March 31, 2010
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Prepaid expenses                                                                  $              -   $       7,500
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $              -   $       7,500
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                          $          5,428   $       1,147
  Due to a related party                                                                      12,025           2,434
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                             17,453           3,581
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
     100,000,000 preferred shares with a par value of $0.0001 per share
          Preferred shares issued and outstanding:  Nil
     900,000,000 common stocks with a par value of $0.0001 per share
          Common shares issued and outstanding: 975,000 (March 31, 2010 - 975,000)                98              98

ADDITIONAL PAID-IN CAPITAL                                                                   167,702         167,702

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                          (185,253)       (163,881)
---------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                   (17,453)          3,919
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $              -   $       7,500
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from February 27, 2003 (inception) to December 31, 2010
(Unaudited - Prepared By Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                                           Deficit           Total
                                                                                       accumulated   stockholders'
                                             Common stock          Additional               during          equity
                                            Shares   Amount   paid-in capital    development stage    (deficiency)
------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005                     975,000  $    98  $        167,702  $          (50,615)  $    117,185
------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -        -                 -             (26,688)       (26,688)
------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                     975,000  $    98  $        167,702  $          (77,303)  $     90,497
------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -        -                 -             (16,775)       (16,775)
------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                     975,000  $    98  $        167,702  $          (94,078)  $     73,722
------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -        -                 -             (29,374)       (29,374)
------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2008                     975,000  $    98  $        167,702  $         (123,452)  $     44,348
------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -        -                 -             (18,486)       (18,486)
------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2009                     975,000  $    98  $        167,702  $         (141,938)  $     25,862
------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the year          -        -                 -             (21,943)       (21,973)
------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2010                     975,000  $    98  $        167,702  $         (163,881)  $      3,919
------------------------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period        -        -                 -             (21,372)       (21,372)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2010                  975,000  $    98  $        167,702  $         (185,253)  $    (17,453)
==================================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Operations and Comprehensive Loss
(Unaudited - Prepared by Management)

(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------------
                                                            Cumulative
                                                           February 27
                                                                  2003
                                                        (inception) to       Three months ended          Nine months ended
                                                           December 31            December 31               December 31
                                                                  2010         2010         2009         2010         2009
--------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Amortization                                                  5,220            -            -            -            -
  Bank charges                                                  1,828            -           26            -          111
  Consulting                                                    7,350            -            -            -            -
  Interest on promissory note                                      87            -            -            -            -
  Listing and filing fees                                       8,236            -            -            -            -
  Office                                                       11,318        1,419          (31)       1,767        1,179
  Printing                                                      1,525            -            -            -            -
  Professional fees                                            100,438       4,240        6,423       18,605       21,611
  Rent                                                         21,412            -            -            -            -
  Transfer agent fees                                           1,927          350         (150)       1,000          370
  Travel                                                        2,918            -            -            -            -
  Write off of options to acquire literary properties          22,000            -            -            -            -
--------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                             (184,259)      (6,009)      (6,268)     (21,372)     (23,271)
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Foreign exchange gain (loss)                                   (994)           -            -            -        3,130
--------------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD          $    (185,253)  $   (6,009)  $   (6,268)  $  (21,372)  $  (20,141)

BASIC AND DILUTED LOSS PER SHARE                                             (0.00)  $    (0.00)  $    (0.02)  $    (0.02)
==========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                      975,000      975,000      975,000      975,000
==========================================================================================================================

The accompanying notes are an integral part of these financial statements.


AMP PRODUCTIONS, LTD.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                         Cumulative
                                                                        February 27
                                                                               2003  Nine months  Nine months
                                                                     (inception) to        ended        ended
                                                                        December 31  December 31  December 31
                                                                               2010         2010         2009
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Loss for the period                                                   $   (185,253)  $  (21,372)  $  (20,141)
Adjust for items not involving cash:
  - amortization                                                             5,220            -            -

CHANGES IN OTHER ASSETS AND LIABILITIES:
  -  decrease (increase) in prepaid expenses                                     -        7,500       (7,500)
  -  increase (decrease) in accounts payable and accrued liabilities         5,428        4,281          (77)
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (174,605)      (9,591)     (27,718)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Option to acquire literary properties                                     (5,000)           -            -
  Purchase equipment                                                        (5,220)           -            -
-------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                (10,220)           -            -
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   172,800            -            -
  Due to a related party                                                    12,025        9,591            -
-------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                   184,825        9,591            -
-------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 -            -      (27,718)

CASH AND CASH EQUIVALENTS, beginning of period                                   -            -       27,718
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $          -   $        -   $        -
=============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                       $        387   $        -   $        -
=============================================================================================================

  Income taxes paid                                                   $          -   $        -   $        -
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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2010 and March 31, 2010, the Company had $nil and $nil cash and cash equivalents, respectively.

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

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2010 and March 31, 2010, the Company had $nil and $nil cash and cash equivalents, respectively.

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

(k)     Equipment

Equipment is stated at cost and is depreciated under the straight-line method over the estimated useful lives of the asset. Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred.

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

(m)     Film costs

Film costs (Option to acquire literary properties and production in progress), including acquisition and development costs, are deferred and amortized by the individual-film-forecast-computation method as required by ASC 926-20, "Entertainment - Film Costs". The method amortizes or accrues film costs as the ratio of current period actual revenue to estimated remaining unrecognized ultimate revenue (as of the beginning of the current fiscal year). As at December 31, 2010, the film acquisition and development costs is $Nil (March 31, 2010 : $Nil)

(n)     Newly  Adopted  Accounting  Pronouncements  and  New  Accounting
Pronouncements

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


3.     RELATED  PARTY  TRANSACTIONS

During the period ended December 31, 2010, $12,025 (March 31, 2010: $3,541) is payable to a Director of the Company for expenses paid or incurred on behalf of the Company, of which $8,283 (December 31, 2009: $Nil) were paid by the Director the three month period ended December 31, 2010.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

This Quarterly Report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding future events and our future results that are subject to the safe harbor provisions created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.

We were incorporated for the purpose of developing, producing, marketing, and distributing low-budget feature-length films to movie theaters and ancillary markets. Since inception, we have earned no revenue, and have suffered recurring losses of $184,259 as at December 31, 2010 and net cash outflows from operations of $174,605 as at December 31, 2010. We expect to continue to incur substantial losses to complete the development of our business. We have funded operations through common stock issuances and unrelated third party loans in order to meet our strategic objectives. We have not established any other source of equity or debt financing. There can be no assurance that we will be able to obtain sufficient funds to continue the development and pre-production of motion pictures, or that we will be able to produce and sell our motion pictures. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2010, we had no assets. This is a decrease from $7,500 in total assets as of March 31, 2010. The decrease was due to prepaid expenses being expensed.

As of December 31, 2010, our total liabilities increased to $17,453 from $3,581 as of March 31, 2010, primarily due an increase in accounts payable to a director professional fees paid on our behalf.

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

RESULTS  OF  OPERATIONS.

We posted an operating loss of $6,009 for the three-month period ended December 31, 2010, due primarily to an increase in professional fees. This was a decrease from the operating loss of $6,268 for the same period in fiscal 2009.

ITEM 4.          CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                             AMP PRODUCTIONS, LTD.



Date: February 11, 2011                      /s/ Thomas Mills
                                             Thomas E. Mills
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer