Form 10-Q/A
period 2010-09-30
AMP PRODUCTIONS LTD
filed 2011-03-14
CIK 1242513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                AMP PRODUCTIONS, LTD.



Date: March 11, 2011            /s/ Thomas Mills
                                Thomas E. Mills
                                President, Chief Executive Officer,
                                Chief Financial Officer, and
                                Principal Accounting Officer