Form 10-Q
period 2011-03-31
AMP PRODUCTIONS LTD
filed 2011-05-23
CIK 1242513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-51824

AMP PRODUCTIONS, LTD.
 (Exact name of Registrant as Specified in its Charter)

Nevada	98-0400189
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 01B, 02/F, Podium Building,
Guodu Golf Garden, North of Xinsha Road
Futian District, Shenzhen, 518048 People’s Republic of China
(Address of Principal Executive Offices)
(Zip Code)

Bagua 1st Rd., 9th Floor, Pengji Commercial Space Building
Futian District, Shenzhen, 518028 People’s Republic of China
(Former Address)

+ (86)-755-22211114
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 26, 2011, there were outstanding 35,428,981 shares of the Registrant’s Common Stock.

AMP PRODUCTIONS, LTD.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.

AMP PRODUCTIONS, LTD.
CONSOLIDATED BALANCE SHEETS

		March 31, 2011	September 30, 2010
	Notes	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalent		$3,190,629	$956,402
Accounts receivable		383,591	285,992
Amount due from a shareholder	3	-	1,173
Other receivables		17,863	19,677
Inventory		2,027	-
Total Current Assets		3,594,110	1,263,244

Property and equipment, net	2	131,785	127,438

Total Assets		$3,725,895	$1,390,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current and Total Liabilities
Accrued expenses and other payable		$127,301	$117,978
Notes payable	1,5	2,368,471	-
Amount due to a shareholder	3	418,137	-
Value-added tax payable		41,021	73,484
Income tax payable	6	313,647	425,458
Total current and Total Liabilities		3,268,577	616,920

Stockholders’ Equity
Common stock, US$0.0001 par value, 900,000,000 shares authorized, 32,503,652 and 31,528,651 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	7	3,250	3,153
Additional paid-in capital		173,519	281,402
Statutory reserves	8	146,429	146,429
Accumulated other comprehensive income	9	167,610	127,355
(Accumulated loss)/Retained earnings		(33,490)	215,423
Total Stockholders’ Equity		457,318	773,762

Total Liabilities and Stockholders’ Equity		$3,725,895	$1,390,682

The accompanying notes are an integral part of these consolidated financial statements.

AMP PRODUCTIONS, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Sales	$2,381,706	$1,778,314	$5,798,821	$3,583,454

Cost of sales	(981,086)	(685,817)	(2,312,831)	(1,518,858)

Gross profit	1,400,620	1,092,497	3,485,990	2,064,596

Selling, general and administrative expenses	(377,602)	(128,371)	(620,455)	(250,467)

Income from operations	1,023,018	964,126	2,865,535	1,814,129

Other Income (Expense)
Interest income	2,649	2,134	5,337	4,575
Bank charges	(103)	(274)	(558)	(274)
Total other income	2,546	1,860	4,779	4,301

Income before income taxes	1,025,564	965,986	2,870,314	1,818,430

Provision for income taxes	(312,729)	(212,517)	(733,507)	(383,006)

Net income	$712,835	$753,469	$2,136,807	$1,435,424

Weighted average common shares outstanding
Basic	31,531,322	31,528,651	31,531,322	31,528,651
Diluted	31,531,322	31,528,651	31,531,322	31,528,651

Net income per common share
Basic	$0.02	$0.02	$0.07	$0.05
Diluted	$0.02	$0.02	$0.07	$0.05

Net income	$712,835	$753,469	$2,136,807	$1,435,424
Other comprehensive income	19,187	330	40,255	288
Comprehensive income	$732,022	$753,799	$2,177,062	$1,435,712

The accompanying notes are an integral part of these consolidated financial statements.

AMP PRODUCTIONS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,136,807	$1,435,424
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	19,128	14,702
Share-based payment expense	175,479	-
Changes in operating assets and liabilities :-
Accounts receivable	(91,759)	(16,375)
Other receivable	2,191	(1,881)
Inventory	(2,021)	-
Amount due from/to a shareholder	136,086	(70,271)
Accrued expense and other payable	7,008	3,121
Value-added tax liability	(33,796)	46,045
Income tax payable	(119,748)	57,471

Net cash provided by operating activities	2,229,375	1,468,236

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(21,097)	(37,907)

Net cash used in investing activities	(21,097)	(37,907)

Effect of exchange rate changes on cash and cash equivalents	25,949	312

Net increase in cash and cash equivalents	2,234,227	1,430,641

Cash and cash equivalents, beginning balance	956,402	1,487,941

Cash and cash equivalents, ending balance	$3,190,629	$2,918,582

Non-cash financing activities

i) Distribution upon Group Reorganization	$283,265
ii) Issuance of promissory notes as deemed distribution on reverse acquisition (Notes 1, 5)	$2,368,471

The accompanying notes are an integral part of these consolidated financial statements.

AMP PRODUCTIONS, LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock outstanding	Common stock Amount	Additional paid-in capital	Other comprehen- sive income	Statutory reserves	Retained Earnings/ (Accumulated Loss)	Total Stockholders equity

Balance September 30, 2009	31,528,651	$3,153	$62,027	$109,559	$36,480	$1,180,712	$1,391,931

Foreign currency translation adjustments	-	-	-	17,796	-	-	17,796

Addition	-	-	219,375	-	-	-	219,375

Transferred to Statutory reserve	-	-	-	-	109,949	(109,949)	-

Income for the year ended September 30, 2010	-	-	-	-	-	3,835,814	3,835,814

Dividend paid	-	-	-	-	-	(4,691,154)	(4,691,154)

Balance September 30, 2010	31,528,651	3,153	281,402	127,355	146,429	215,423	773,762

Foreign currency translation adjustments	-	-	-	40,255	-	-	40,255

Income for the period ended March 31, 2011	-	-	-	-	-	2,136,807	2,136,807

Distribution upon Group reorganization	-	-	(283,265)	-	-	(17,249)	(300,514)

Acquisition of AMP	975,001	97	(97)	-	-	-	-

Issuance of promissory notes recorded as deemed distribution to stockholders	-	-	-	-	-	(2,368,471)	(2,368,471)

Recognition of share-based payment	-	-	175,479	-	-	-	175,479

Balance March 31, 2011	32,503,652	$3,250	$173,519	$167,610	$146,429	$(33,490)	$457,318

The accompanying notes are an integral part of these consolidated financial statements

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 1 - ORGANIZATION

AMP Productions, Ltd. (“AMP” or the “Company”) was incorporated under the laws of the State of Nevada on February 27, 2003.  China Digital Image Organization Co., Limited (“China Digital”) was incorporated in Hong Kong on August 5, 2009.  China Digital holds 100% of Shenzhen Digital Vision Pictures Limited (“SZ DVP”), a company incorporated in Shenzhen, Peoples’ Republic of China (“PRC”), and ultimately holds 100% of Shenzhen Shu Ying Three-dimensional Design & Development Co., Ltd. (“Shenzhen Shu Ying”) (formerly known as Shenzhen WeiShengMing Industrials Co., Ltd), a company also incorporated in Shenzhen, PRC.

Pursuant to a series of transactions completed in October, 2010, China Digital became the holding company of SZ DVP and Shenzhen Shu Ying (the "Group Reorganization").  In October, 2010, China Digital acquired a 100% interest in SZ DVP (which directly holds a 100% interest in Shenzhen Shu Ying).  Prior to and after this acquisition, both China Digital and SZ DVP were controlled by the same party, Hua Zeng.  Hua Zeng already controlled and held a 100% interest in Shenzhen Shu Ying in January, 2007.  In August, 2010, SZ DVP acquired a 100% interest of Shenzhen Shu Ying.  Prior to and after this acquisition, both SZ DVP and Shenzhen Shu Ying were controlled by Hua Zeng.

Since China Digital, SZ DVP and Shenzhen Shu Ying were under common control of the ultimate controlling party, Hua Zeng, both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SZ DVP and Shenzhen Shu Ying and the group structure had been in existence throughout the six months ended March 31, 2011 and year ended September 30, 2010 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

On March 31, 2011, AMP entered into and closed a share purchase and exchange agreement (the “Share Exchange Agreement”) with China Digital, the shareholders of China Digital, and Thomas E. Mills, pursuant to which AMP acquired 100% of the issued and outstanding capital stock of China Digital (the “Share Exchange”) in exchange for (i) 31,528,651 shares of AMP’s common stock, representing 97% of the increased issued and outstanding stock of AMP, and (ii) payment (“the Cash Component”) of $2,368,471 (note 5).  The Cash Component is payable in full within 12 months after the Closing.

In connection with the Share Exchange, Thomas E. Mills sold 567,070 shares of AMP’s common stock to Truth Giver Group Limited, a company incorporated under the laws of the British Virgin Island and owned by Hua Zeng and Jing Wang, in exchange for an aggregate payment of $300,000.

On completion of the Share Exchange, AMP acquired all of the outstanding issued capital of China Digital.  For accounting and financial reporting purposes, the acquisition has been treated as a reverse acquisition of AMP by China Digital.  On completion of the reverse acquisition, the prior business of AMP was abandoned and all liabilities of AMP were paid off or assumed by Thomas E. Mills, the former director of AMP.  For China Digital, the reverse acquisition is accounted for as a recapitalization.  Consequently, the assets and liabilities of China Digital have been brought forward at their book value and no goodwill has been recognized on the reverse acquisition of AMP. The historical financial statements prior to March 31, 2011 are those of China Digital.

The Company operates in a single reportable segment.  The principal activities of the Company are engaged in sales in majority of software promotion related products to customers in the nature of demonstration video and motion pictures using the application of three-dimension vision technology.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended September 30, 2010.  The results for the six months ended March 31, 2011, are not necessary indicative of the results to be expected for the full year ending September 30, 2011.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the six months ended March 31, 2011, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars.

Principles of Consolidation

For Group Reorganization under Common Control
The Consolidated Financial Statements incorporate the financial statement items of the combining entities or businesses in which the common control combination occurs as if they had been combined from the date when the combining entities or businesses first came under the control of the controlling party.

The net assets of the combining entities or businesses are combined using the existing book values from the controlling party’s perspective. No amount is recognized in respect of goodwill or excess of the acquirer’s interest in the net fair value of the acquiree’s identifiable assets, liabilities and contingent liabilities over cost at the time of common control combination, to the extent of the continuation of the controlling party’s interest.

The Consolidated Statements of Income and Comprehensive Income include the results of each of the combining entities or businesses from the earliest date presented or since the date when the combining entities or businesses first came under common control, where this is a shorter period.

A business combination involving entities or businesses under common control is a business combination in which all of the combining entities or businesses are ultimately controlled by the same party or parties both before and after the business combination, and that control is not transitory. Such business combinations are referred to as common control combinations, which is in line with U.S. GAAP.

For Reverse Acquisition
The Consolidated Financial Statements include the amounts of the Company and its subsidiaries. All inter-company accounts, transactions and profits have been eliminated in consolidation.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of March 31, 2011 and September 30, 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months and three months ended March 31, 2011 and 2010, respectively, included net income and foreign currency translation adjustments.

Risks and Uncertainties

The Company’s operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of March 31, 2011 and September 30, 2010.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of March 31, 2011 and September 30, 2010.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.  There were no allowances for doubtful accounts as of March 31, 2011 and September 30, 2010.

Inventories

Inventories are valued at the lower of cost or market.  Costs related to the productions of the Company’s products are capitalized as incurred.  As of March 31, 2011 inventories consisting of finished goods were $2,027 (September 30, 2010: Nil).

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Furniture and fixture	5 years
Motor vehicles	10 years
Office equipment	5 years

As of March 31, 2011 and September 30, 2010 Property, Plant & Equipment consist of the following:

	03/31/2011	09/30/2010
Furniture and fixture	$42,143	$36,269
Motor vehicles	16,561	16,296
Office equipment	170,721	151,721

Total	$229,425	$204,286

Accumulated depreciation	(97,640)	(76,848)

	$131,785	$127,438

Depreciation expense for the six months ended March 31, 2011 and 2010 was $19,128 and $14,702, respectively.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $9,725 and $7,653, respectively.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) (codified in FASB ASC Topic 505-50).  FAS No. 123R and EITF 96-18 require companies to recognize in the statement of income and comprehensive income the fair value of stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture).  For the three months and six months ended March 31, 2011, the Company recognized $175,479 (for the three months and six months ended March 31, 2010: Nil) as share-based payment expense.

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011 and September 30, 2010, there were no impairments of its long-lived assets.

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the Balance Sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized at the completion of delivery to customers when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured at the date of completion of delivery. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the six months ended March 31, 2011 and 2010, the Company incurred advertising expenses of $Nil and $818, respectively.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three months ended March 31, 2011 and 2010, the Company incurred advertising expenses of $Nil and $818, respectively.

Shipping and Handling Costs

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of selling, general and administrative expenses.  For the six months ended March 31, 2011 and 2010, the Company incurred shipping and handling costs of $1,722 and $3,192, respectively.

For the three months ended March 31, 2011 and 2010, the Company incurred shipping and handling costs of $1,216 and $2,969, respectively.

Income Taxes

The Company utilizes the accounting standards (“SFAS”) No. 109, “Accounting for Income Taxes,” codified in Financial Accounting Standard Board Accounting Standards Codification (“ASC”) Topic 740 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2011 and September 30, 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”.  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company has a diversified customer base. A majority of its sales are either cash receipt in advance or cash receipt upon delivery.  During the six months ended March 31, 2011, and 2010 no customers accounted for more than 10% of net revenue.  As of March 31, 2011 and September 30, 2010, no and three customers accounted for more than 10% of net accounts receivable, respectively (note 11).  For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In October 2009, the FASB issued, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This is effective beginning January 1, 2011. The adoption of this topic did not have a material effect on the Company’s financial statements.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the amendments, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This amendment is effective beginning January 1, 2011. The adoption of this topic did not have a material effect on the Company’s financial statements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2011, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 - DUE TO/FROM A SHAREHOLDER

As of March 31, 2011 and September 30, 2010, the Company has amount due to and due from a shareholder of $418,137  and $1,173, respectively.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 – NOTES PAYABLE

On March 31, 2011, the Company issued certain promissory notes with an aggregate amount of $2,368,471 (note 1) to the former shareholders of China Digital pursuant to the Share Exchange Agreement.  Such notes are payable within one year from March 31, 2011 and bear no interest.

Note 6 - INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and virtually no activities in USA with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Income tax at USA statutory rate (34%)	$348,692	$328,435	$975,907	$618,266
State tax, net of federal effect	-	-	-	-
Foreign rate differential	(92,301)	(86,939)	(258,328)	(163,659)
Expenses not deductible for tax	59,663	-	59,663	-
Others	(3,325)	(28,979)	(43,735)	(71,601)
Provision for income tax	$312,729	$212,517	$733,507	$383,006

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Provision for income taxes for each of the three months and six months ended March 31, 2011 and March 31, 2010 consists entirely of current taxes for the operations in PRC.  There were no deferred tax differences in both periods.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Deferred U.S. income taxes have not been provided on the undistributed income of the Company’s foreign subsidiaries because the Company does not plan to initiate any action that would require the payment of U.S. income taxes.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as interest expense and penalties in selling, general and administrative expenses in the statements of income and comprehensive income.

For the three months and six months ended March 31, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax payable in the Consolidated Balance Sheets is comprised as follows:

	03/31/2011	09/30/2010

Balance brought forward	$(425,458)	$(155,010)
Current tax provision for the period/year	(733,507)	(1,060,149)
Tax paid during the period/year	845,318	789,701

Balance carried forward	$(313,647)	$(425,458)

Note 7 - COMMON STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock of par value of $0.0001 per share.

As detailed in note 1 above, on March 31, 2011, China Digital became a wholly-owned subsidiary of AMP through issuance of 31,528,651 shares of common stock of par value of $0.0001 per share pursuant to the Share Exchange Agreement.

For accounting purpose, this transaction was treated as reverse acquisition and AMP’s equity accounts at September 30, 2010 prior to the acquisition are restated based on the ratio of the exchange of 31,528,651 of AMP’s shares for 10,000 of China Digital’s shares.  As the par value of each share of AMP and China Digital are $0.0001 and $0.129, respectively, the difference in capital of $1,863 arising from this reverse acquisition is reallocated from additional paid-in capital to common stock.

As of March 31, 2011, the Company has a total of 32,503,652 shares of common stock outstanding immediately after the consummation of the Share Exchange.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 8 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and an additional 5-10 percent to the public welfare fund. The public welfare fund reserve was limited to 50 percent of the registered capital.  Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital. Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in registered capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2011 and September 30, 2010, the Company had allocated $ 146,429 in aggregate to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at March 31, 2011 and September 30, 2010, are as follows:
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at September 30, 2009	$109,559	$109,559
Change for the year	17,796	17,796
Balance at September 30, 2010	127,355	127,355
Change for 2011 Q1	21,068	21,068
Balance at December 31, 2010	148,423	148,423
Change for 2011 Q2	19,187	19,187
Balance at March 31, 2011	$167,610	$167,610

Note 10 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 11 - MAJOR CUSTOMERS AND CREDIT RISK

Seven and five customers accounted for more than 5% of accounts receivable at March 31, 2011 and September 30, 2010, totaling 46% and 31%, respectively.   For the six months ended March 31, 2011 and 2010, no customer accounted for greater than 5% of total sales amounts.  For the three months ended March 31, 2011 and 2010, there were three customers and no customer, respectively, that accounted for greater than 5% of total sales amount, totaling 22% for the three months ended March 31, 2011.

AMP PRODUCTIONS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 12 - LEASES

As of March 31, 2011, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:
	03/31/2011	09/30/2010
Within 1 year	$7,610	$52,254
In the second year	-	-

	$7,610	$52,254

At March 31, 2011, the operating lease for the Company’s office premises located in PRC with monthly rental payments of $7,610 had an expiry date in April 2011.  At September 30, 2010, the operating lease for the Company’s office premises located in PRC with monthly rental payments of $7,330 had an expiry date in 2011.

Following expiry of the operating lease in April 2011, the Company entered into another lease of office premises at a different location at a monthly rental of $14,259, with an expiry date in April 2016.

Note 13 - SUBSEQUENT EVENTS

On April 19, 2011, the Company issued 2,925,329 shares of the Company’s common stock to Well Trend Consultants Limited (“Well Trend”), an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”).  The consultancy services are to be performed for three years after signing the Consultancy Agreement.  The shares were fully vested and not subject to forfeiture when issued.  There were no unvested shares as of March 31, 2011.

The fair value of the shares issued was $0.35 per share and the total fair value of the shares issued was $1,023,865.  The fair value of the shares issued per share was based on the quoted market price of AMP’s shares as of March 31, 2011.  The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed.  For the three months and six months ended March 31, 2011 the Company recognized $175,479 as share-based payment expense.  The unrecognized share-based payment expense will be recognized up to September 2013.  There is no tax benefit related to the share-based payment expense recognized.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on April 5, 2011.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	our ability to expand domestically by 2011 and internationally in 2012;

•	our ability to create standardized and centralized production procedures and standards;

•	our ability to attract key technology and management personnel;

•	our ability to strengthen our existing technology in efficiency and technology integration, and create a high-standard internal procedure and quality monitoring system;

•	the market for 3D technology and our ability to achieve market share and develop new sales channels or other industry sales opportunities;

•	our ability to obtain additional capital in future years to fund our planned expansion;

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations; or

•	the loss of key members of our senior management and our qualified sales personnel.

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions.  In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Current Report on Form 8-K as filed with the SEC on April 5, 2011.  Many of these factors are beyond our control.   Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Company Overview

Business Overview

We are a 3D digital visual service provider founded in 2006 based in China, specialized in providing one-stop-shop service and systems based on 3D image technology to domestic governments, real estate developers, game developers, the automotive industry and other commercial customers.  We operate through our wholly-owned subsidiary Shenzhen Digital Image Technology Co., Limited.

Our headquarters are located in Shenzhen, China. We operate both domestically and overseas, with six branches in the PRC, including our Xi’an office, East China office, Central China office, Southeast China office and Beijing office. Our international branch is located in Hong Kong. Through our 3D imaging technology, we participate in the visual expression of construction-related industries and help our customers complete visual technological changes from hand painting to computer-aided visual displays. We endeavor to provide our customers with the most cost-effective 3D digital visual communication products and services through the combination of the latest visual technology and terminal display equipment.

Our Corporate History and Background

AMP Productions, Ltd., or “AMP”, was incorporated under the laws of the State of Nevada on February 27, 2003, with the business purpose of developing, producing, marketing, and distributing low-budget feature-length films to movie theaters and ancillary markets.  From inception until the reverse acquisition transaction, AMP earned no revenue and suffered recurring losses and net cash outflows from operations.

On July 30, 2010, the controlling shareholders of AMP consented to a proposed 1-for-10 reverse split of AMP’s issued and outstanding common stock, an increase in AMP’s authorized common stock to 900,000,000 shares, and the authorization of 100,000,000 shares of preferred stock.  The corporate action was approved by FINRA on September 17, 2010 and effective in the State of Nevada on September 23, 2010.

Acquisition of China Digital

On March 31, 2011, we completed a reverse acquisition transaction through a share exchange (the “Share Exchange”) with China Digital Image Organization Co., Limited, a Hong Kong company (“China Digital”), and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of China Digital in exchange for (i) 31,528,651shares of our Common Stock, which collectively constituted approximately 97% of our issued and outstanding capital stock as of and immediately after the consummation of the Share Exchange, and (ii) payment (the “Cash Component”) of $2,368,471.35.  The Cash Component is payable in full within 12 months after the Closing.

As a result of the reverse acquisition, China Digital became our wholly-owned subsidiary and the former shareholders of China Digital became our controlling stockholders.  The share exchange transaction with China Digital and the Shareholders was treated as a reverse acquisition, with China Digital as the acquirer and AMP as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of China Digital and its consolidated subsidiaries.

As a result of our acquisition of China Digital, we now own all of the issued and outstanding capital stock of China Digital, which in turn owns all of the issued and outstanding capital stock of Shenzhen Digital Image Technologies Co., Ltd, which in turn owns all of Shenzhen Digital Image 3D Design and Development Co., Ltd.

Principal Factors Affecting Our Financial Performance

We believe our operating results will be primarily affected by the following factors:

•	Our ability to expand our presence in the PRC market as we plan, including the client base, and our industry presence.

•
Our ability to maintain a good relationship with our suppliers for continued supply of hardware equipment at a competitive price and quality in order to continue carrying out our current pricing strategy.

•	Our ability to attract and retain key management personnel as well as technical staff for technology integration and new product development in this competitive market.

Taxation

United States and Hong Kong

We are subject to United States federal income tax at a tax rate ranging from 15% to 35%. No provision for income taxes in the United States has been made as we have no taxable income derived from business effectively connected to the United States.

China Digital is incorporated in Hong Kong and is subject to Hong Kong profits tax.  In accordance with the relevant tax laws and regulations of Hong Kong, a company, irrespective of its residential status, is subject to tax on all profits (excluding profits arising from the sale of capital assets) arising in or derived from Hong Kong.  No tax is levied on profits arising abroad, even if they are remitted to Hong Kong.  Therefore, China Digital is exempt from Hong Kong income tax since all the profits were derived from subsidiaries in the PRC and there were no assessable profits generated in Hong Kong.  The income tax rate in Hong Kong is 16.5%.

People’s Republic of China

Because all of our operations are conducted in the PRC, we are governed by the Enterprise Income Tax Law of the PRC (the "EIT Law"). This law and its implementing rules impose a unified EIT rate of 25% on all enterprises, unless they qualify for certain limited exceptions.

Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax at the rate of 25%. Such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Since 2008, we have been subject to tax at a statutory rate of 25% on income reported in our statutory financial statements filed after appropriate tax adjustments in the relevant periods. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred.

Value Added Taxes – We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of March 31, 2011 and 2010, we accrued $41,021 and $54,026, respectively, of unpaid VAT.

Results of Operations

The following table sets forth key components of our results of operations for the three months and six months ended March 31, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$5,798,821	100%	$3,583,454	100%
Cost of sales	2,312,831	40%	1,518,858	42%
Gross profit	3,485,990	60%	2,064,596	58%
Selling, General and Administrative Expenses	620,455	11%	250,467	7%
Operating Income	2,865,535	49%	1,814,129	51%
Other income & interest expense	4,779	0%	4,301	0%
Income Before Income Taxes	2,870,314	49%	1,818,430	51%
Provision for income taxes	733,507	13%	383,006	11%
Net income	2,136,807	37%	1,435,424	40%

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$2,381,706	100%	$1,778,314	100%
Cost of sales	981,086	41%	685,817	39%
Gross profit	1,400,620	59%	1,092,497	61%
Selling, General and Administrative Expenses	377,602	16%	128,371	7%
Operating Income	1,023,018	43%	964,126	54%
Other income & interest expense	2,546	0%	1,860	0%
Income Before Income Taxes	1,025,564	43%	965,986	54%
Provision for income taxes	312,729	13%	212,517	12%
Net income	712,835	30%	753,469	42%

Net Sales. Our net sales increased to $2,381,706 for the three months ended March 31, 2011 from $1,778,314 for the three months ended March 31, 2010, representing a 34% increase. Our net sales increased to $5,798,821 for the six months ended March 31, 2011 from $ 3,583,454 for the six months ended March 31, 2010, representing a 62% increase. This increase was mainly due to our continued expansion efforts with respect to our business operations with our expanded client base, especially as we developed more non-real estate industry-related clients in this period. Also we promoted some new products and services.

Cost of Sales. Our cost of sales increased to $981,086 for the three months ended March 31, 2011 from $685,817 for the three months ended March 31, 2010. Our cost of sales increased to $2,312,831 for the six months ended March 31, 2011 from $1,518,858 for the six months ended March 31, 2010. The cost of goods sold per sales ratio changed to 41% for the three months ended March 31, 2011 from 39% for the three months ended March 31, 2010, mainly due to the fact that together with our increase in sales, the costs for outsourced projects, hardware purchases and corporate video shoots increased, which increased the percentage of cost of goods sold to sales by 2% during the period.

Gross Profit. Our gross profit increased to $1,400,620 for the three months ended March 31, 2011 from $1,092,497 for the three months ended March 31, 2010, representing a 28% increase.  Our gross profit increased to $3,485,990 for the six months ended March 31, 2011 from $2,064,596 for the six months ended March 31, 2010, representing a 69% increase. The increase in the gross profit was primarily due to increase of sales.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses grew to $377,602 for the three months ended March 31, 2011 from $128,371 for the three months ended March 31, 2010.  Our selling, general and administrative expenses grew to $620,455 for the six months ended March 31, 2011 from $250,467 for the six months ended March 31, 2010. The Selling, General and Administrative Expense per sales ratio changed to 16% for the three months ended March 31, 2011 from 7% for the three months ended March 31, 2010, mainly due to additional professional fees and share-based payment expense for consulting services during this period in 2011.

Other Income. Other income increased slightly to $2,546 for the three months ended March 31, 2011 from  $1,860 for the three months ended March 31, 2010. Other income increased slightly to $4,779 for the six months ended March 31, 2011 from $4,301 for the six months ended March 31, 2010. This increase was mainly due to the increase in our net interest income from our bank deposits and decrease in bank charges.

Income Before Income Taxes. Our income before income taxes increased to $1,025,564 for the three months ended March 31, 2011 from $965,986 for the three months ended March 31, 2010, representing a 6% increase.  Our income before income taxes increased to $2,870,314 for the six months ended March 31, 2011 from $1,818,430 for the six months ended March 31, 2010, representing a 58% increase. This increase was mainly due to the increase in sales.

Provision for income taxes. Our provision for income taxes increased to $312,729 for the three months ended March 31, 2011 from $212,517 for the three months ended March 31, 2010. Our provision for income taxes increased to $733,507 for the six months ended March 31, 2010 from $383,006 for the six months ended March 31, 2010. This increase was mainly due to higher sales and income tax rates, which increased to 25% for the three months ended March 31, 2011 from 22% for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011 and September 30, 2010, we had cash and cash equivalents of $3,190,629 and $956,402, respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Six Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$2,229,375	$1,468,236
Net cash provided by (used in) investing activities	(21,097)	(37,907)
Effects of Exchange Rate Change in Cash	25,949	312
Net Increase in Cash and Cash Equivalents	2,234,227	1,430,641
Cash and Cash Equivalent at Beginning of the Period	956,402	1,487,941
Cash and Cash Equivalent at End of the Period	3,190,629	2,918,582

Operating activities

Net cash provided by operating activities was $2,229,375 for the six months ended March 31, 2011, as compared to net cash provided by operating activities of $1,468,236 for the six months ended March 31, 2010. The change is attributable to the increase in net income of $701,383, the increase of $91,759 in changes in accounts receivable, the decrease of $2,191 in changes in other receivable, the increase of $136,086 in changes of amount due to a shareholder, the increase of $7,008 in changes in accrued expense and other payable, the decrease of $33,796 in changes in value-added tax liability, and the decrease of $119,748 in changes in income tax payable.

Investing activities

Net cash used in investing activities for the six months ended March 31, 2011 was $21,097, as compared to $37,907 net cash used in investing activities for the six months ended March 31, 2010. The change is mainly attributable to the increased purchase of property, plant & equipment.

Financing activities

No cash was used in financing activities for the six months ended March 31, 2011 and 2010.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the digital video service industry and strives to continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized at the completion of delivery to customers when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured at the date of completion of delivery. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of March 31, 2011 and 2010 were both nil.

Impairment of Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011, there were no impairments of its long-lived assets.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three- and six-month periods ended March 31, 2011 and 2010 included net income and foreign currency translation adjustments.

Foreign Currency Translation

As of March 31, 2011 and 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

Recent Accounting Pronouncements

In October 2009, the FASB issued, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This is effective beginning January 1, 2011. The adoption of this topic did not have a material effect on the Company’s financial statements.

In October 2009, the FASB issued, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the amendments, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This amendment is effective beginning January 1, 2011. The adoption of this topic did not have a material effect on the Company’s financial statements.

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 2.01 of the Company’s Current Report on Form 8-K, as filed with the United States Securities and Exchange Commission on April 5, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None not previously reported.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

On April 6, 2011, our subsidiary Shenzhen Digital Image Technology Co., Limited entered into a lease agreement with Galaxy Industrial (Shenzhen) Co., Ltd. for the lease of a new main office of approximately 2082 square meters in Shenzhen City.  The term of the lease began on April 16, 2011 and ends on April 30, 2016.  The monthly rent payable under the lease is 93,673 RMB (approximately $14,259), until the beginning of the third year of the lease, at which point the monthly rent shall be increased 5% per year.  A copy of the lease is filed as Exhibit 10.1 to this quarterly report.

Item 6.  Exhibits.

Exhibits:
10.1*	House Lease Contract, dated April 6, 2011, between Shenzhen Digital Image Technology Co., Limited and Galaxy Industrial (Shenzhen) Co., Ltd. (English translation)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMP PRODUCTIONS, LTD.

Date: May 23, 2011	By:	/s/ Jing Wang
Jing Wang
Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2011	By:	/s/ Yongqing Ma
Yongqing Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)