Form 10-Q
period 2011-06-30
Computer Graphics International Inc.
filed 2011-08-15
CIK 1242513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-51824

COMPUTER GRAPHICS INTERNATIONAL INC.
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

As of August 4, 2011, there were outstanding 16,291,846 shares of the Registrant’s Common Stock.

COMPUTER GRAPHICS INTERNATIONAL INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPUTER GRAPHICS INTERNATIONAL INC. (FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)

CONSOLIDATED BALANCE SHEETS

		June 30, 2011	September 30, 2010
		(Unaudited)	(Audited)
	Notes
ASSETS
Current Assets
Cash and cash equivalent		$2,286,410	$956,402
Accounts receivable		326,984	285,992
Value-added tax recoverable		4,504	-
Amount due from a shareholder	3	-	1,173
Other receivables and prepayments		34,403	19,677
Inventory	2	2,060	-
Total Current Assets		2,654,361	1,263,244

Non-current Assets
Property and equipment, net	2	653,639	127,438
Total Non-current Assets		653,639	127,438

Total Assets		$3,308,000	$1,390,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current and Total Liabilities
Accrued expenses and other payables		$194,649	$117,978
Amount due to a shareholder	3	1,766,421	-
Value-added tax payable		-	73,484
Income tax payable	6	132,989	425,458
Total current and Total Liabilities		2,094,059	616,920

Stockholders’ Equity
Common stock, US$0.0001 par value, 900,000,000 shares authorized, 16,251,846 and 14,462,704 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively (#)	7	1,625	1,446
Additional paid-in capital (#)		1,064,912	283,109
Common stock issued for prepaid service	8	(763,064)	-
Statutory reserves	9	230,043	146,429
Accumulated other comprehensive income	9	227,333	127,355
Retained earnings		453,092	215,423
Total Stockholders’ Equity		1,213,941	773,762

Total Liabilities and Stockholders’ Equity		$3,308,000	$1,390,682

(#)	Reflects the 1-for-2.18 reverse split of the Company’s outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$2,234,219	$2,024,551	$8,033,040	$5,608,005

Cost of sales	(971,231)	(743,283)	(3,284,062)	(2,262,141)

Gross profit	1,262,988	1,281,268	4,748,978	3,345,864

Selling, general and administrative expenses	(560,189)	(110,358)	(1,180,644)	(360,825)

Income from operations	702,799	1,170,910	3,568,334	2,985,039

Other Income (Expense)
Interest income	2,093	2,447	7,430	7,022
Bank charges	(364)	(221)	(922)	(495)
Exchange loss	(1,945)	-	(1,945)	-
Total other (expense)/income	(216)	2,226	4,563	6,527

Income before income taxes	702,583	1,173,136	3,572,897	2,991,566

Provision for income taxes	(132,387)	(258,090)	(865,894)	(641,096)

Net income	$570,196	$915,046	$2,707,003	$2,350,470

Weighted average common shares outstanding (#)
Basic	16,254,513	14,462,704	15,956,226	14,462,704
Diluted	16,259,846	14,462,704	15,958,004	14,462,704

Net income per common share (#)
Basic	$0.04	$0.06	$0.17	$0.16
Diluted	$0.04	$0.06	$0.17	$0.16

Net income	$570,196	$915,046	$2,707,003	$2,350,470
Other comprehensive income	59,723	18,702	99,978	18,990
Comprehensive income	$629,919	$933,748	$2,806,981	$2,369,460

(#)	Reflects the 1-for-2.18 reverse split of the Company’s outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC. (FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,707,003	$2,350,470
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	52,603	23,133
Share-based payment expense	302,183	-
Changes in operating assets and liabilities :-
Accounts receivable	(30,451)	(4,149)
Other receivable and other prepayment	(13,946)	4,156
Inventory	(2,051)	-
Amount due from/to a shareholder	247,726	(79,078)
Accrued expense and other payable	72,122	(9,854)
Value-added tax liability - net	(80,296)	38,206
Income tax payable	(306,550)	102,986

Net cash provided by operating activities	2,948,343	2,425,870

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(572,204)	(41,908)
Repayment of promissory notes	(2,363,401)	-

Net cash used in investing activities	(2,935,605)	(41,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Amount due to a shareholder	1,237,815	-
Issuance of common stock	-	220,310

Net cash provided by financing activities	1,237,815	220,310

Effect of exchange rate changes on cash and cash equivalents	79,455	15,586

Net increase in cash and cash equivalents	1,330,008	2,619,858

Cash and cash equivalents, beginning balance	956,402	1,487,941

Cash and cash equivalents, ending balance	$2,286,410	$4,107,799

Non-cash financing activities

i) Distribution upon Group Reorganization	$283,265
ii) Issuance of promissory notes as deemed distribution on reverse acquisition (Notes 1, 5)	$2,368,471
iii) Common stock issued for prepaid services - Note 8)	$763,064

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock outstanding(#)	Common stock Amount(#)	Additional paid-in capital(#)	Common stock issued for prepaid service	Other Comprehensive income	Statutory reserves	Retained Earnings/ (Accumulated Loss)	Total Stockholders equity

Balance September 30, 2009	14,462,704	$1,446	$63,734	$-	109,559	$36,480	$1,180,712	$1,391,931

Foreign currency translation adjustments	-	-	-	-	17,796	-	-	17,796

Addition	-	-	219,375	-	-	-	-	219,375

Transferred to Statutory reserve	-	-	-	-	-	109,949	(109,949)	-

Income for the year ended September 30, 2010	-	-	-	-	-	-	3,835,814	3,835,814

Dividend paid	-	-	-	-	-	-	(4,691,154)	(4,691,154)

Balance September 30, 2010	14,462,704	1,446	283,109	-	127,355	146,429	215,423	773,762

Foreign currency translation adjustments	-	-	-	-	99,978	-	-	99,978

Distribution upon Group reorganization	-	-	(283,265)	-	-	-	(17,249)	(300,514)

Acquisition of CGII	447,248	45	(45)	-	-	-	-	-

Issuance of promissory notes recorded as deemed distribution to stockholders	-	-	-	-	-	-	(2,368,471)	(2,368,471)

Issuance of common stock for prepaid service - Note 8	1,341,894	134	1,023,731	(1,023,865)	-	-	-	-

Record of amortization of prepaid service - Note 8	-	-	-	260,801	-	-	-	260,801

Recognition of share-based payment - Note 8	-	-	41,382	-	-	-	-	41,382

Income for the period ended June 30, 2011	-	-	-	-	-	-	2,707,003	2,707,003

Transferred to Statutory reserve	-	-	-	-	-	83,614	(83,614)	-

Balance June 30, 2011	16,251,846	$1,625	$1,064,912	$(763,064)	$227,333	$230,043	$453,092	$1,213,941

(#)	The above information has been restated to reflect the 1-for-2.18 reverse split of the Company's common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 1 - ORGANIZATION

Computer Graphics International Inc. (“CGII” or “the Company”) (formerly known as AMP Productions, Ltd.) was incorporated under the laws of the State of Nevada on February 27, 2003.  China Digital Image Organization Co., Limited (“China Digital”) was incorporated in Hong Kong on August 5, 2009.  China Digital holds 100% of Shenzhen Digital Vision Pictures Limited (“SZ DVP”), a company incorporated in Shenzhen, Peoples’ Republic of China (“PRC”), and ultimately holds 100% of Shenzhen Shu Ying Three-dimensional Design & Development Co., Ltd. (“Shenzhen Shu Ying”) (formerly known as Shenzhen WeiShengMing Industrials Co., Ltd), a company also incorporated in Shenzhen, PRC.

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

Since China Digital, SZ DVP and Shenzhen Shu Ying were under common control of the ultimate controlling party, Hua Zeng, both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SZ DVP and Shenzhen Shu Ying and the group structure had been in existence throughout the nine months ended June 30, 2011 and year ended September 30, 2010 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

On March 31, 2011, CGII entered into and closed a share purchase and exchange agreement (the “Share Exchange Agreement”) with China Digital, the shareholders of China Digital, and Thomas E. Mills, pursuant to which CGII acquired 100% of the issued and outstanding capital stock of China Digital (the “Share Exchange”) in exchange for (i) 14,462,704 shares of AMP’s common stock, representing 97% of the increased issued and outstanding stock of CGII, and (ii) payment (“the Cash Component”) of $2,368,471 (Note 5).  The Cash Component is payable in full within 12 months after the closing of the Share Exchange.

In connection with the Share Exchange, Thomas E. Mills sold 260,124 shares of CGII’s common stock to Truth Giver Group Limited, a company incorporated under the laws of the British Virgin Island and owned by Hua Zeng and Jing Wang, in exchange for an aggregate payment of $300,000.

On completion of the Share Exchange, CGII acquired all of the outstanding issued capital of China Digital.  For accounting and financial reporting purposes, the acquisition has been treated as a reverse acquisition of CGII by China Digital.  On completion of the reverse acquisition, the prior business of CGII was abandoned and all liabilities of CGII were paid off or assumed by Thomas E. Mills, the former director of CGII.  For China Digital, the reverse acquisition is accounted for as a recapitalization.  Consequently, the assets and liabilities of China Digital have been brought forward at their book value and no goodwill has been recognized on the reverse acquisition of CGII. The historical financial statements prior to March 31, 2011 are those of China Digital.

The Company operates in a single reportable segment.  The principal activity of the Company is the sale of promotion related software to customers such as demonstration videos and motion pictures using the application of three-dimension vision technology.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended September 30, 2010.  The results for the nine months ended June 30, 2011, are not necessary indicative of the results to be expected for the full year ending September 30, 2011.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with US GAAP. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the nine months ended June 30, 2011, all reference for periods subsequent to July 1, 2009 are based on the Codification. The Company's functional currency is the Chinese Renminbi; however, the accompanying consolidated financial statements have been translated and presented in United States Dollars.

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

A business combination involving entities or businesses under common control is a business combination in which all of the combining entities or businesses are ultimately controlled by the same party or parties both before and after the business combination, and that control is not transitory. Such business combinations are referred to as common control combinations, which is in line with US GAAP.

For Reverse Acquisition

The Consolidated Financial Statements include the amounts of the Company and its subsidiaries. All inter-company accounts, transactions and profits have been eliminated in consolidation.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of June 30, 2011 and September 30, 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine months and three months ended June 30, 2011 and 2010 included net income and foreign currency translation adjustments.

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

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of June 30, 2011 and September 30, 2010.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of June 30, 2011 and September 30, 2010.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  There were no allowances for doubtful accounts as of June 30, 2011 and September 30, 2010.

Inventories

Inventories are valued at the lower of cost or market.  Costs related to the productions of the Company’s products are capitalized as incurred.  As of June 30, 2011, inventories consisting of finished goods were $2,060 (September 30, 2010: Nil).

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Furniture and fixtures	5 years
Motor vehicles	10 years
Office equipment	5 years

As of June 30, 2011 and September 30, 2010, Property, Plant & Equipment consist of the following:

	June 30, 2011	September 30, 2010

Furniture and fixtures	$551,827	$36,269
Motor vehicles	16,836	16,296
Office equipment	217,861	151,721

Total	$786,524	$204,286

Accumulated depreciation	(132,885)	(76,848)

	$653,639	$127,438

Depreciation expense for the nine months ended June 30, 2011 and 2010 was $52,603 and $23,128, respectively.

Depreciation expense for the three months ended June 30, 2011 and 2010 was $33,475 and $8,426, respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”), and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50).  The company recognized in the statement of income and comprehensive income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity.  This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, nonforfeitable equity instruments, the note or receivable should be displayed as contra-equity by the granter.  The Company as granter interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the statement of income and comprehensive income the grant date of the shares, stock options and other equity-based compensation over the requisite service period.

In the case of stock-based compensation expense on stocks, options and other equity based compensation to employees awarded in multiple tranches over the requisite service period, the expense is accounted for using the “graded vesting method”.  Under the “graded vesting method”, each of the shares in different tranches would be accounted for as a separate award and the grant date fair value of each tranche would be recognized over the requisite service period for that tranche.  The requisite service period for each of the tranches would begin on the grant date and end on the date that the tranche is earned.

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011 and September 30, 2010, there were no impairments of its long-lived assets.

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the Balance Sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
 (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the nine months ended June 30, 2011 and 2010, the Company incurred advertising expenses of $585 and $906, respectively.

For the three months ended June 30, 2011 and 2010, the Company incurred advertising expenses of $585 and $88, respectively.

Shipping and Handling Costs

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling costs as part of selling, general and administrative expenses.  For the nine months ended June 30, 2011 and 2010, the Company incurred shipping and handling costs of $3,642 and $4,151, respectively.

For the three months ended June 30, 2011 and 2010, the Company incurred shipping and handling costs of $1,920 and $959, respectively.

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

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
 (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2011 and September 30, 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company has a diversified customer base. A majority of its sales are either cash receipt in advance or cash receipt upon delivery.  During the nine months ended June 30, 2011, and 2010, no customers accounted for more than 10% of net revenue.  As of June 30, 2011 and September 30, 2010, one and three customers accounted for more than 10% of net accounts receivable, respectively (Note 12).  For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
 (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In October 2009, the FASB issued, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing US GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This is effective beginning January 1, 2011. The adoption of this topic did not have a material effect on the Company’s financial statements.

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

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
 (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2011, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 - DUE TO/FROM A SHAREHOLDER

As of June 30, 2011 and September 30, 2010, the Company has amounts due to and due from a shareholder of $1,766,421 and $1,173, respectively. The amounts due to/from a shareholder are unsecured, interest-free and have no fixed term of repayment.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after one year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 - NOTES PAYABLE

On March 31, 2011, the Company issued certain promissory notes with an aggregate principal amount of $2,368,471 (Note 1) to the former shareholders of China Digital pursuant to the Share Exchange Agreement.  Such notes were settled in full in May, 2011.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
 (UNAUDITED)
Note 6 - INCOME TAXES

The Company operates in more than one jurisdiction, with its main operations conducted in PRC and virtually no activities in USA, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Income tax at U.S. statutory rate (34%)	$238,878	$398,866	$1,214,785	$1,017,133
State tax, net of federal effect	-	-	-	-
Foreign rate differential	(63,232)	(140,776)	(321,561)	(358,988)
Expenses not deductible for tax	31,676	-	75,546	-
Others	(74,935)	-	(102,876)	(17,049)
Provision for income tax	$132,387	$258,090	$865,894	$641,096

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Provision for income taxes for each of the three months and nine months ended June 30, 2011 and June 30, 2010 consists entirely of current taxes for the operations in PRC.  There were no deferred tax differences in both periods.

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

For the three months and nine months ended June 30, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax payable in the Consolidated Balance Sheets is comprised as follows:

	06/30/2011	09/30/2010
Balance brought forward	$(425,458)	$(155,010)
Current tax provision for the period/year	(865,894)	(1,060,149)
Tax paid during the period/year	1,158,363	789,701

Balance carried forward	$(132,989)	$(425,458)

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 7 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock of par value of $0.0001 per share.

As detailed in Note 1 above, on March 31, 2011, China Digital became a wholly-owned subsidiary of AMP through issuance of 14,462,704 shares of common stock of par value of $0.0001 per share pursuant to the Share Exchange Agreement.

For accounting purposes, this transaction was treated as reverse acquisition and AMP’s equity accounts at September 30, 2010 prior to the acquisition are restated based on the ratio of the exchange of 14,462,704 of AMP’s shares for 10,000 of China Digital’s shares.  As the par value of each share of AMP and China Digital are $0.0001 and $0.129, respectively, the difference in capital of $1,863 arising from this reverse acquisition is reallocated from additional paid-in capital to common stock.

On April 19, 2011, the Company issued 1,341,895 shares of common stock to Well Trend Consultant Limited (“Well Trend”) - Note 8.

On June 7, 2011, the Company effected a 1-for-2.18 reverse stock split of its outstanding common stock. The information contained herein gives retroactive effect to the reverse stock split for all periods presented.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2011, no preferred stock was issued.

Note 8 - SHARE BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,895 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”).  The consultancy services are to be performed for three years after signing the Consultancy Agreement.  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865.  The fair value of the shares issued per share was based on the quoted market price of CGII’s shares as of March 31, 2011. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed.  For the three months and nine months ended June 30, 2011 the Company amortized $85,322 and $260,801, respectively, as share-based payment expense. The unrecognized share-based payment expense of $763,064 as of June 30, 2011 will be amortized up to September 2013.  There is no tax benefit related to the share-based payment expense recognized.

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totaling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company.  The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200.  The fair value of the shares issued per share is based on the quoted market price of CGII’s shares on grant date.  As of June 30, 2011, 40,000 shares with a grant date fair value of $40,400 were vested.  The remaining 80,000 shares are unvested.  For the three months and nine months ended June 30, 2011, the Company recognized $41,382 and $41,382, respectively, as share-based payment expense.  The total cost related to non-vested shares not yet recognized as of June 30, 2011 was $79,818 and will be recognized and accounted for as separate awards based on the grant date value of the shares to be issued in each tranche over the requisite service period up to June 2013.

The Company therefore recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $126,704 and $302,183 for the three months and nine months ended June 30, 2011, respectively (for the three months and nine months ended June 30, 2010: Nil).

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 9 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax, and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2011 and September 30, 2010, the Company had allocated $230,043 and $146,429 in aggregate to these non-distributable reserve funds, respectively.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at June 30, 2011 and September 30, 2010, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at September 30, 2009	$109,559	$109,559
Change for the year	17,796	17,796
Balance at September 30, 2010	127,355	127,355
Change for 2011 Q1	21,068	21,068
Balance at December 31, 2010	148,423	148,423
Change for 2011 Q2	19,187	19,187
Balance at March 31, 2011	$167,610	$167,610
Change for 2011 Q3	59,723	59,723
Balance at June 30, 2011	$227,333	$227,333

Note 11- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Ten and five customers accounted for more than 5% of accounts receivable at June 30, 2011 and September 30, 2010, totaling 64% and 31%, respectively.  For the nine months ended June 30, 2011 and 2010, no customer accounted for greater than 10% of total sales amounts.  For the three months ended June 30, 2011 and 2010, one and nil customer accounted for more than 10% of total sales, amounting to 10% and nil, respectively.

Note 13 - LEASES

As of June 30, 2011, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:

	06/30/2011	09/30/2010
Within 1 year	$173,925	$52,254
1-2 year	173,925	-
2-3 year	173,925	-
3-4 year	173,925	-
4-5 year	144,937	-

	$840,637	$52,254

At June 30, 2011, the operating lease for the Company’s office premises located in PRC with monthly rental payments of $14,494 had an expiry date in April 2016.  At September 30, 2010, the operating lease for the Company’s office premises located in PRC with monthly rental payments of $7,330 had an expiry date in 2011.

Note 14 - SUBSEQUENT EVENTS

On July 26, 2011, the Company issued 40,000 shares of its common stock to Yongqing Ma, its Chief Financial Officer, pursuant to the terms of her employment agreement with the Company (Note 8).

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

Our Corporate History and Background

Computer Graphics International Inc., or the “Company”, was incorporated under the laws of the State of Nevada on February 27, 2003 under the name AMP Productions, Ltd. (“AMP”), with the business purpose of developing, producing, marketing, and distributing low-budget feature-length films to movie theaters and ancillary markets.  From inception until the reverse acquisition transaction described below, we earned no revenue and suffered recurring losses and net cash outflows from operations.

On July 30, 2010, our controlling shareholders consented to a proposed 1-for-10 reverse split of our issued and outstanding common stock, an increase in our authorized common stock to 900,000,000 shares, and the authorization of 100,000,000 shares of preferred stock.  The corporate action was approved by FINRA on September 17, 2010 and effective in the State of Nevada on September 23, 2010.

Acquisition of China Digital

On March 31, 2011, we completed a reverse acquisition transaction through a share exchange (the “Share Exchange”) with China Digital Image Organization Co., Limited, a Hong Kong company (“China Digital”), and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of China Digital in exchange for (i) 31,528,651shares of our Common Stock, which collectively constituted approximately 97% of our issued and outstanding capital stock as of and immediately after the consummation of the Share Exchange, and (ii) payment (the “Cash Component”) of $2,368,471.35.  The Cash Component was payable in full within 12 months after the Closing.

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

On May 31, 2011, we filed a certificate of amendment with the Secretary of State of Nevada changing our name to “Computer Graphics International Inc.” and effecting a 1-for-2.18 reverse stock split of our common stock (the “Reverse Stock Split”).  The Reverse Stock Split took effect when approved by FINRA on June 7, 2011.  As a result of the Reverse Stock Split, the number of our shares outstanding was reduced from 35,428,981 shares immediately before the Reverse Stock Split to 16,251,846 shares immediately after the Reverse Stock Split.

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

Value Added Taxes – We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of June 30, 2011 and 2010, we prepaid $4,504 and accrued $44,934, respectively, of unpaid VAT.

Results of Operations

The following tables set forth key components of our results of operations for the three months and nine months ended June 30, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$8,033,040	100%	$5,608,005	100%
Cost of sales	3,284,062	41%	2,262,141	40%
Gross profit	4,748,978	59%	3,345,864	60%
Selling, General and Administrative Expenses	1,180,644	15%	360,825	6%
Operating Income	3,568,344	44%	2,985,039	53%
Other income & interest expense	4,563	0%	6,527	0%
Income Before Income Taxes	3,572,897	44%	2,991,566	53%
Provision for income taxes	865,894	11%	641,096	11%
Net income	2,707,003	34%	2,350,470	42%

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$2,234,219	100%	$2,024,551	100%
Cost of sales	971,231	43%	743,283	37%
Gross profit	1,262,988	57%	1,281,268	63%
Selling, General and Administrative Expenses	560,189	25%	110,358	5%
Operating Income	702,799	31%	1,170,910	58%
Other income & interest expense	(216)	0%	2,226	0%
Income Before Income Taxes	702,583	31%	1,173,136	58%
Provision for income taxes	132,387	6%	258,090	13%
Net income	570,196	26%	915,046	45%

Net Sales. Our net sales increased to $2,234,219 for the three months ended June 30, 2011 from $2,024,551 for the three months ended June 30, 2010, representing a 10% increase. Our net sales increased to $8,033,040 for the nine months ended June 30, 2011 from $5,608,005 for the nine months ended June 30, 2010, representing a 43% increase. This increase was mainly due to the continued expansion of our business operations into new areas of the PRC and an increase in the number of our industry clients. Also, we increased the total number of our project contracts.

Cost of Sales. Our cost of sales increased to $971,231 for the three months ended June 30, 2011 from $743,283 for the three months ended June 30, 2010. Our cost of sales increased to $3,284,062 for the nine months ended June 30, 2011 from $2,262,141 for the nine months ended June 30, 2010. The cost of goods sold per sales ratio changed to 43% for the three months ended June 30, 2011 from 37% for the three months ended June 30, 2010, mainly due to the fact that together with our increase in sales, the costs for outsourced projects, hardware purchases and corporate video shoots increased, which increased the percentage of cost of goods sold to sales by 6% during the period.

Gross Profit. Our gross profit decreased to $1,262,988 for the three months ended June 30, 2011 from $1,281,268 for the three months ended June 30, 2010, representing a 1% decrease. The decrease is due to the percentage of cost of goods sold to sales increasing 6% between the periods.  Our gross profit increased to $4,748,978 for the nine months ended June 30, 2011 from $3,345,864 for the nine months ended June 30, 2010, representing a 42% increase. This increase in gross profit was primarily due to increased sales.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses grew to $560,189 for the three months ended June 30, 2011 from $110,358 for the three months ended June 30, 2010.  Our selling, general and administrative expenses grew to $1,180,644 for the nine months ended June 30, 2011 from $360,825 for the nine months ended June 30, 2010. The selling, general and administrative expense per sales ratio changed to 25% for the three months ended June 30, 2011 from 5% for the three months ended June 30, 2010, mainly due to increased depreciation on our new office and increased share-based payment expense for consulting services and salary during this period in 2011.

Other Income. Other income decreased to $(216) for the three months ended June 30, 2011 from  $2,226 for the three months ended June 30, 2010. Other income decreased to $4,563 for the nine months ended June 30, 2011 from $6,527 for the nine months ended June 30, 2010. This decrease was mainly due to increased exchange loss during this period in 2011.

Income Before Income Taxes. Our income before income taxes decreased to $702,583 for the three months ended June 30, 2011 from $1,173,136 for the three months ended June 30, 2010, representing a 40% decrease. The decrease is due to decreased gross profit and increased Selling, general and administrative expenses. Our income before income taxes increased to $3,572,897 for the nine months ended June 30, 2011 from $2,991,566 for the nine months ended June 30, 2010, representing a 19% increase. This increase was mainly due to the increase in sales.

Provision for income taxes. Our provision for income taxes decreased to $132,387 for the three months ended June 30, 2011 from $258,090 for the three months ended June 30, 2010. This decrease was mainly due to lower income. Our provision for income taxes increased to $865,894 for the nine months ended June 30, 2011 from $641,096 for the nine months ended June 30, 2010.This increase was mainly due to higher income and income tax rates which increased to 25% for the year 2011.

Liquidity and Capital Resources

As of June 30, 2011 and September 30, 2010, we had cash and cash equivalents of $2,286,410 and $956,402, respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$2,948,343	$2,425,870
Net cash provided by (used in) investing activities	(2,935,605)	(41,908)
Net cash provided by financing activities	1,237,815	220,310
Effects of Exchange Rate Change in Cash	79,455	15,586
Net Increase in Cash and Cash Equivalents	1,330,008	2,619,858
Cash and Cash Equivalent at Beginning of the Period	956,402	1,487,941
Cash and Cash Equivalent at End of the Period	2,286,410	4,107,799

Operating activities

Net cash provided by operating activities was $2,948,343 for the nine months ended June 30, 2011, as compared to net cash provided by operating activities of $2,425,870 for the nine months ended June 30, 2010. The change is attributable to the increase in net income of $522,473, the increase of $30,451 in changes in accounts receivable, the increase of $13,946 in changes in other receivable, the increase of $136,086 in changes of amount due to a shareholder, the increase of $72,122 in changes in accrued expense and other payable, the increase of $80,296 in changes in value-added tax liability, and the decrease of $306,550 in changes in income tax payable.

Investing activities

Net cash used in investing activities for the nine months ended June 30, 2011 was $2,935,605, as compared to $41,908 net cash used in investing activities for the nine months ended June 30, 2010. The change is mainly attributable to the increased purchases of property, plant and equipment, and repayment of promissory notes.

Financing activities

Net cash used in financing activities for the nine months ended June 30, 2011 was $1,237,815,  as compared to $220,310 net cash used in financing activities for the nine months ended June 30, 2010. The change is mainly attributable to the increased amount due to a shareholder.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of June 30, 2011 and 2010 were both nil.

Impairment of Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011, there were no impairments of its long-lived assets.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three- and nine-month periods ended June 30, 2011 and 2010 included net income and foreign currency translation adjustments.

Foreign Currency Translation

As of June 30, 2011 and 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 26, 2011, the Company issued to Yongqing Ma, its Chief Financial Officer, 40,000 shares of its common stock.  Such shares were issued pursuant to the terms of an Employment Agreement dated June 24, 2011 between the Company and Ms. Ma.  A copy of the Employment Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.  The issuance of our shares to Ms. Ma was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.  Such reliance on Section 4(2) was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits:
3.1*	Certificate of Amendment to Articles of Incorporation of the Company filed May 31, 2011.
3.2	Amended and Restated Articles of Incorporation of the Company filed September 23, 2010 (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on April 5, 2011).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: August 11, 2011	By:	/s/ Jing Wang
Jing Wang Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2011	By:	/s/ Yongqing Ma
Yongqing Ma Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)