Form 10-K
period 2011-09-30
Computer Graphics International Inc.
filed 2011-12-29
CIK 1242513

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROMTO

Commission file number 000-51824

COMPUTER GRAPHICS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0400189
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 01B, 02/F, Podium Building, Guodu Golf Garden, North of Xinsha Road Futian District, Shenzhen People’s Republic of China	518048
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: + (86)-755-22211114

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of March 31, 2011 was $254,600.76, based on 335,001 shares of common stock held by non-affiliates valued at $0.76 per share, the last known sale price of the Registrant’s common stock.

As of November 30, 2011, the registrant had 16,291,854 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our ability to expand domestically and internationally in 2012;

•	our ability to create standardized and centralized production procedures and standards;

•	our ability to attract key technology and management personnel;

•	our ability to strengthen our existing technology in efficiency and technology integration, and create a high-standard internal procedure and quality monitoring system;

•	the market for 3D technology and our ability to achieve market share and develop new sales channels or other industry sales opportunities;

•	our ability to obtain additional capital in future years to fund our planned expansion;

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations; or

•	the loss of key members of our senior management and our qualified sales personnel.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•
the “Company,” “we,” “us,” and “our” refer to the combined business of (i) Computer Graphics International Inc.  or “CGII”,  a Nevada corporation, (ii) China Digital Image Organization Co., Limited, or “China Digital,” a Hong Kong limited company and wholly-owned subsidiary of CGII, (iii) Shenzhen Digital Image Technologies Co., Ltd, or “Shenzhen Holding Company,” a Chinese limited company and wholly-owned subsidiary of China Digital, and (iv) Shenzhen Digital Image 3D Design and Development Co., Ltd, or “Shenzhen 3D Design”, and Guangzhou Digital Image Technologies Co., Ltd, or “Guangzhou” and, together with Shenzhen Holding Company and Shenzhen 3D Design, the “Operating Subs,” Chinese limited companies wholly-owned by Shenzhen Holding Company;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);

•	“Renminbi” and “RMB” refer to the legal currency of China;

•	“SEC” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

In this current report we are relying on and we refer to information and statistics regarding our industry and economy in China and that we have obtained from various cited government and institute research publications. Much of this information is publicly available for free and has not been specifically prepared for us for use or incorporation in this annual report on Form 10-K or otherwise. We have not independently verified such information.

PART I.

ITEM 1.BUSINESS.

Business Overview

We are a 3D digital visual service provider founded in 2006 based in China, specialized in providing one-stop-shop service and systems based on 3D image technology to domestic governments, real estate developers, game developers, the automotive industry and other commercial customers.  We operate through our wholly-owned subsidiary Shenzhen Digital Image Technologies Co., Limited.

Our headquarters are located in Shenzhen, China. We operate both domestically and overseas, with eleven branches in the PRC, including our Xi’an office, Wuhan office, Hunan office, Chengdu office, Chongqing office, Hefei office, Guangzhou office, Yun’nan office, Xiamen office, Hainan office and Beijing office. Our international branch is located in Hong Kong. Through our 3D imaging technology, we participate in the visual expression of construction-related industries and help our customers complete visual technological changes from hand painting to computer-aided visual displays. We endeavor to provide our customers with the most cost-effective 3D digital visual communication products and services through the combination of the latest visual technology and terminal display equipment.

Our revenues have increased from $8,754,397 in fiscal year 2010 to $10,068,752 in fiscal year 2011, representing a growth rate of approximately 15% year-over-year.

Our Corporate History and Background

Computer Graphics International Inc., or “CGII”, was incorporated under the laws of the State of Nevada on February 27, 2003 under the name AMP Productions, Ltd. (“AMP”), with the business purpose of developing, producing, marketing, and distributing low-budget feature-length films to movie theaters and ancillary markets.  From inception until the reverse acquisition transaction described below, AMP earned no revenue and suffered recurring losses and net cash outflows from operations.

On July 30, 2010, the controlling shareholders of AMP consented to a proposed 1-for-10 reverse split of AMP's issued and outstanding common stock, an increase in AMP's authorized common stock to 900,000,000 shares, and the authorization of 100,000,000 shares of preferred stock.  The corporate action was approved by FINRA on September 17, 2010 and effective in the State of Nevada on September 23, 2010.

Acquisition of China Digital

On March 31, 2011, we completed a reverse acquisition transaction through a share exchange (the “Share Exchange”) with China Digital and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of China Digital in exchange for (i) 31,528,651shares of our Common Stock, which collectively constituted approximately 97% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and (ii) payment (the “Cash Component”) of $2,368,471.35.  The Cash Component was payable in full within 12 months after the Closing.

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

In connection the closing of the reverse acquisition, Thomas E. Mills, AMP’s former CEO, President, CFO, Secretary, Treasurer and a director, resigned from all offices that he held effective on March 31, 2011 and from his position as AMP’s director effective on April 25, 2011.  In addition, AMP increased the size of its board of directors to three directors and appointed Hua Zeng (Chairman of the Board), Jing Wang and Yongqing Ma as the directors of AMP effective on April 25, 2011.  In addition, AMP’s executive officer was replaced by the Operating Subs’ executive officers upon the closing of the reverse acquisition as indicated in more detail below.

As a result of our acquisition of China Digital, we now own all of the issued and outstanding capital stock of China Digital, which in turn owns all of the issued and outstanding capital stock of Shenzhen Holding Company.  Shenzhen Holding Company in turn owns our two additional Operating Subs, Shenzhen Digital Image 3D Design and Development Co., Ltd. (“Shenzhen 3D Design”) and Guangzhou Digital Image Technologies Co., Ltd. (“Guangzhou”).

China Digital was established in Hong Kong on August 5, 2009 to serve as an intermediate holding company.  Shenzhen Holding Company was established in the PRC in 2007.  Shenzhen 3D Design and Guangzhou were established in the PRC in 2004 and 2011, respectively.  On November 18, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Shenzhen Holding Company by China Digital, a Hong Kong entity.

Because of the common control between China Digital and the Operating Subs, for accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.

On May 31, 2011, AMP filed a certificate of amendment with the Secretary of State of Nevada changing its name to “Computer Graphics International Inc.” and effecting a 1-for-2.18 reverse stock split of its common stock (the “Reverse Stock Split”).  The Reverse Stock Split took effect when approved by FINRA on June 7, 2011.  As a result of the Reverse Stock Split, the number of our shares outstanding was reduced from 35,428,981 shares immediately before the Reverse Stock Split to 16,251,846 shares immediately after the Reverse Stock Split.

Recent Developments

On September 22, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Sales Contract to purchase a leasehold property situated in Shenzhen, PRC as its office premises.  The property to be purchased is the same property the Company currently leases as its main office in Shenzhen.  The acquisition of the leasehold property is expected to be completed by early 2012. The acquisition is to be financed in large part by a mortgage loan, however, the terms of the mortgage loan are still in the negotiation stage.  The total purchase price for the leasehold property is RMB 66,600,000 (approximately $10,403,324).  A copy of the Sales Contract is filed as Exhibit 10.7 to this Report.

On September 26, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”).  Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to Shenzhen Holding Company in exchange for RMB six million (approximately $937,236).  Guangzhou is a recently formed start-up company involved in three dimensional technology.  On December 27, 2011, the parties closed the purchase and sale of shares of Guangzhou pursuant to terms of the Acquisition Agreement.  In connection with the closing, Guangzhou's name was changed to "Guangzhou Digital Image Technologies Co., Ltd."

Our Corporate Structure

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure

Our Industry and Principal Market:

We operate principally in the PRC domestic 3D digital technology and equipment market. Our target customers are in the PRC's major metropolitan cities and the rapidly developing second and third tier cities. We aim to provide top level quality products and services at an affordable price. We provide 3D digital animation videos and effects as well as integrated software and hardware systems and projects, mainly for business promotion and government display use.

The market for 3D digital services is growing rapidly in the PRC market. With the rapid accumulation of national wealth, domestic purchasing power is now experiencing a spectacular expansion. As a result, we believe today’s Chinese consumers will gradually put more and more weight on branding, design, function and other presentation and marketing characteristics when making their purchase decisions. In addition, with the advent of advanced digital visual technology, specifically 3D technology, companies, including real estate developers, auto-makers, game designers, and other commercial and consumer goods companies, can take advantage of those technologies to more effectively show and promote their products and relevant unique visual and interactive experience.  The use of advanced digital visual technology is especially popular among large, international and well-known companies. In addition, screens are almost everywhere, in hand held devices, in buildings, in cars, and outdoors, forming an extremely solid basis for further development of video content. Lastly, through the rapid growth of 3G networks, 3D visual content may be delivered to people in a more rapid and explicit manner.

China's 3D digital technology and animation industry is just emerging, and we believe the market for such services is capable of reaching at least RMB 100 billion annually.  3D technology has been used in government planning, building performance, and 3D versions of new business publishing.  Generally speaking, today’s 3D digital animation technology industry includes animation, 3D virtual digital city display/rendering, 3D games, 3D product display and other uses.

In 2009, the demand for 3D digital video – the industry that owns a type output that we help create for our customers — was more than one million minutes with more than RMB 40 billion market value alone. Taking additional value from related hardware construction, education and training, publications and exhibitions etc., the potential market value can be more than RMB 60 billion.  The demands of overall commercial 3D digital vision market can be more than RMB 100 billion annually with a growth rate of 20% to 50% each year.

Currently, among the larger 3D digital service players in the PRC, the principal strategy for ones with a recognized brand is to survive in the first tier cities and through the established brand to expand to the surrounding cities and nationwide. Branded players basically adhere to the strategy of product diversification, multimedia, 3D digital production, virtual reality and other products. Many of these companies have large-scale production facilities and are well known from their technology and have their own technical teams and service teams.  These firms also tend to charge a high price. Also, there are some companies that specialize in niche markets with a focus on marketing strategy and outsourcing their technology.

On the other hand, the commercial 3D digital market is still in its infancy in China and is very segmented. The largest player in this sector has less than 1% of domestic market share. Currently, 3D digital technology has entered the stage of rapid development with no absolute market leader and the market price, quality, service and products are uneven. The market prices are also different among regions for construction and real estate 3D rendering and animation. With the competition and rising customer requirements, there are more complicated and practical 3D digital systems such as interactive virtual board room, the digital sand table, virtual communities, and other new digital marketing techniques.

Our Growth Strategy

Currently, we are focusing on the domestic real estate sector, which accounts for more than half of our total revenue, which we expect to continue at that pace for the near future.  In addition we plan to expand our 3D digital technologies into other commercial sectors. We work extensively with Chinese governments on 3D digital technology in government planning and presentations to help them display their future plans through 3D videos and pictures. For the year ended September 30, 2010, sales from the real estate industry and sales from government sector accounted for 93% and 4% of total sales, respectively. For the year ended September 30, 2011, sales from real estate industry and sales from other industries accounted for 92% and 8% of our total sales, respectively.

We intend to pursue the following strategies:

•
Domestic and international expansion: We plan to expand our network rapidly all over China, and establish branch offices in all provinces in China by 2012 for effective market penetration. In 2012, we plan to expand into international markets by establishing key global representative offices.

•
Standardized and centralized production procedures and standards: We will create and establish a centralized platform for all our international and domestic project orders, which will conform to our internal standards and procedures for high-quality and efficient production and customer service.

•
Invest in talent: We will continue to invest heavily to attract and retain key technology and management personnel to maintain our leadership position in product quality, technology, services, and customer retention.

•	Continue to focus on R&D: We will strengthen our existing technology in efficiency and technology integration, and create a high-standard internal procedure and quality monitoring system.

•
Heavily invest in marketing and new customer sector exploration: We believe 3D technology is a market with vast amount of possible applications in almost every sector of life. We plan to launch marketing campaigns into possible new sales channels including online customized ordering, mainstream media and transportation hubs advertising or all other industry sales opportunities.

Our Products

Product categories

We provide services to architects, real estate developers, and government planners.  We focus on commercial 3D digital vision manufacturers with the basis of 3D image technology, visual performance, visual packaging, film, television, film, games, industrial design, interactive program development, and the Internet. We offer those customers dozens of final products and services to meet the different needs of customers, mainly including two categories:

1.
Digital video technical products: This service is handled by the company’s specific one to one group. This group will provide digital visual development and production based on the customers’ specific needs. It includes:

•	3D digital renderings:
o	Perspective and aerial view planning for buildings and architecture
o	Building images and architecture vision

•	3D videos:
o	Real estate development
o	City planning

•	Digital virtual interactive systems
o	Interactive digital architecture
o	Interactive digital template room
o	Real estate self-sales system
o	Interior decoration self-fix system

Payment terms in our customer contracts generally provide for a significant portion of the payment due upon delivery of a rough product and the balance due upon completion and approval of the product.

2.
Digital visual hardware products: This part is based on the customers’ need in the first part to create a customized hardware project. The Company’s service includes purchase, installment, adjustment, after-sale system and other highly effective and standard services. It includes:

•	Digital sand table visual display system:
•	Digital audio optical property regional sand table display system
•	Digital audio optical planning sand table display system
•	0 to 360 degree multi projector stitching theater
•	Real estate projections in three 150 degree stitching theater
•	Real estate projections in four 180 degree stitching theater
•	Real estate projects in the five 210 degree stitching theater
•	Real estate projects in the five 210 degree stitching theater
•	Real estate projects in the six 270 degree stitching theater
•	Real estate projects in the eight 360 degree stitching theater
•	Digital audio optical comprehensive exhibition hall
o	The government’s audio optical comprehensive exhibition hall
o	Real estate exhibition hall

Payment terms in our customer contracts generally provide for a significant portion of the payment due upon delivery of the hardware to the customer’s site and the balance due upon installation.

Revenue Breakdown by Product

By product categories	2010	2011
Digital video technical products	52%	76%
Digital visual hardware products	48%	24%
Total	100%	100%

Supplier relationships

We outsource our hardware product needs to fulfill the customer project orders to reduce our overhead cost and seek the highest quality hardware components. The major categories include projectors, screens, display tables, audio devices, etc.

Our major suppliers are as following:

•	Shenzhen Weite Technology Co., Ltd.
•	Shenzhen Jingshi Technology Co., Ltd.
•	Shenzhen Yale Industry Co., Ltd.
•	Shenzhen Ruishi Technology Co., Ltd.
•	Nanjing LeshiBandao Technology Co., Ltd.

Three of our suppliers accounted for more than 10% of our total supplier cost for both of the years ending September 30, 2010 and September 30, 2011. We do not enter into long-term contracts with our suppliers. We maintain good relationships with them and select the most appropriate suppliers according to the specific needs for every customer order. We usually receive 30 day credit terms from our suppliers. For the fiscal years ending September 30, 2010 and September 30, 2011, our hardware cost accounted for approximately 48.3% and 27.7%, respectively, of our total cost of goods sold.

Sales Channels and Pricing

Currently, we mainly rely on three sales channels:

•	Existing customer retention: We successfully retain 95% of our customers through our continued pursuit of product and service quality and efficiency.
•
Networking activities from exhibition events and product presentation fairs: We take every advantage to leverage our customer and industry relationships to connect to potential new customers and partners.

•	Market development through branch offices: We are rapidly expanding into all domestic provinces in China and plan to enter key international markets in the near future.

All of the above sales channels have been a great success in the past years and we will continue to focus on all of the above efforts. In addition, we believe that in this industry with vast market opportunity and applications, we won’t hesitate to explore every possible new sales channel including online customized ordering, mainstream media and transportation hubs advertising or all other industry sales opportunities.

For the fiscal years ending September 30, 2010 and September 30, 2011, none of our customers accounted for more than 10% of our total revenue, while the largest five customers accounted for 8% and 9.6% of our total sales for the years ended September 30, 2010 and 2011, respectively, indicating a segmented consumer distribution and an extensive client base.

Our major customers include:

•	BeijingWankeXincheng Real Estate Co., Ltd.
•	Shenzhen Hainatong Technology Co., Ltd.
•	Shenzhen Yuepo Organic Agriculture Industry Development Co., Ltd.

We typically fulfill our customer orders within 30 days for both our digital technical products and hardware projects, which we believe is 30% more efficient than typical industry peers. We intend to keep the pricing of our products at a very competitive level in the foreseeable future.

Intellectual Property Rights

We currently do not own any registered intellectual property rights other than six computer software copyrights related to our graphics business registered in the PRC during 2011. We are developing and applying for our multi-channel projection splicing system technology. We protect our intellectual property primarily by maintaining strict control over the use of production processes.  All our employees, including key employees and engineers, have signed our standard form of labor contracts, pursuant to which they are obligated to hold in confidence any of our trade secrets, know-how or other confidential information and not to compete with us.  In addition, for each project, only the personnel associated with the project have access to the related intellectual property.  Access to proprietary data is limited to authorized personnel to prevent unintended disclosure or otherwise using our intellectual property without proper authorization.  We will continue to take steps to protect our intellectual property.

Our Advertising and Marketing Efforts

Our sales and marketing department is responsible for the organization of branch office sales activities, industry exhibitions, potential customer networking etc. We are investing heavily on marketing and sales efforts, as well as striving for excellent customer services to keep our current level of high customer retention ratio.  Our marketing efforts mainly include:

•
All the marketing teams respond directly to the marketing director and the marketing director reports to the general manager. We attempt to balance the marketing teams’ workload in order to strengthen the marketing teams’ spirit and to improve the quality of marketing staff. We actively respond to market fluctuations. For the marketing problems, our goal is to resolve the issue on the same day.

•
We report marketing activity daily, weekly, monthly, and in our quarterly report system. Also, we analyze the data and attempt to correct our system for the rise and fall of sales and timely hold daily, weekly, monthly and quarterly meetings to adjust marketing objectives and measures.

•
We focus on after-sales service strategy implementation.  Our image is not only deeply rooted in the minds of real estate industry participants, but also expanded into other commercial industries where we establish ourselves as customer responsive. Therefore, when using this strategy, we carefully determine the service, service content and service targets, and respond according to the industry trend our after-sales service strategy timely.

•
We have implemented an incentive plan for our sales team. We provide commissions, bonus, car and other incentives to our marketing staff. In addition to material rewards, we also pay attention to the families of our marketing staff, who usually spend a lot of time away from home on business travel.

Competition

The 3D digital technology industry is still very fragmented but competitive. Our competitors are a number of international and domestic enterprises that offer similar products and services. Despite the competition, our ability to integrate technology, high efficiency, competitive pricing and first –tier product quality have enabled us to be one of the market leaders. We are especially proud in our service efficiency which we believe is normally 30% faster, in terms of turnaround time, than our competitors.    In the meantime, we are expanding rapidly in real estate and government sectors in the PRC market, as well as actively exploring new industry sectors. We believe that we are highly competitive in all these areas.

Research and Development Team

All of our R&D and production staff are involved in our new product research and development. After each project, we produce a summary for what we learned and what we can improve for going forward.   Generally speaking, we believe a new product usually has a two-year time period during which it is able to maintain a high profit margin, as new products are continuously introduced. We improve our product and project procedures periodically to retain our customers for longer-term business relationships as well as to attract new customers.

Regulation

Because our principal operating subsidiary, Shenzhen Digital Image Technology Co., Ltd., is located in the PRC, our business is regulated by the national and local laws of the PRC. We believe our conduct of business complies with existing PRC laws, rules and regulations.

General Regulation of Businesses

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time, for our operations in the PRC.

According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees engaged in hazardous occupations.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Regulation of Income Taxes

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. The EIT Law and its implementing rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Under the EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national EIT rate of 15%. The Administrative Measures for Assessment of High-New Tech Enterprises and Catalogue of High/New Tech Domains Strongly Supported by the State (2008), jointly issued by the Ministry of Science and Technology and the Ministry of Finance and State Administration of Taxation set forth general guidelines regarding criteria as well as application procedures for qualification as a High- and New-Tech Enterprise under the EIT Law.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” The PRC tax authorities have determined that we should be classified as a resident enterprise, and thus our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business – Under the EIT Law, we have been classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Shenzhen Digital Image Technologies Co., Ltd is considered a FIE and is directly held by our subsidiary in Hong Kong, China Digital. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to China Digital by Shenzhen Digital Image Technologies Co., Ltd, but this treatment will depend on our status as a non-resident enterprise.

Environmental Matters

Our operations are not subject to any environmental regulations.

Insurance

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business as summarized under “Risk Factors – Risks Related to Our Business – We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted.”

Employees

The table below details the various departments and number of employees in each.

Senior Management	3
Finance	6
Human Resources and office	18
Research & Development	5
Production	129
Sales and Marketing	137
Operations	11
Total	309

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities for our operations in the PRC.  According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees and to pay them no less than local minimum wage.

Where You Can Find Us

We presently maintain our mailing address at Room 01B, 02/F, Podium Building, Guodu Golf Garden, North of Xinsha Road, Futian District, Shenzhen, 518048, People’s Republic of China. Our telephone number is (86)-755-22211114.

ITEM 1A.RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We have a short operating history.

We were founded in 2006.  We may not succeed in implementing our business plan successfully because of competition from domestic and foreign market entrants, failure of the market to accept our 3D products and services, or other reasons. Therefore, you should not place undue reliance on our past performance, including our revenue growth, as it may not be indicative of our future results.

We face risks related to general domestic and global economic conditions and to the current credit crisis.

Our current operating cash flows provide us with stable funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the PRC economy, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, as demand for our products and services may decrease from a slow-down in the real estate markets in the PRC, or supplier or customer disruptions may result from tighter credit markets.

Our business is subject to the health of the PRC real estate markets and our growth may be inhibited by PRC government policies or the inability of potential customers to fund purchases of our products and services.

Our products and services are dependent on the continued growth of the real estate markets in the PRC.  There is no guarantee that the PRC real estate markets will continue to grow at historical rates.  In response to concerns over the rate of increase in property prices in recent years, the PRC government has introduced policies to curtail real estate development. It is possible the PRC government could introduce more stringent regulations or measures, which could further slow down property development in China and adversely affect our business and prospects.

We rely on third party technologies and if we are unable to use or integrate these technologies, our product and service development may be delayed and our operating results negatively impacted.

We rely on certain software and hardware that we acquire from third parties, including software that is used to perform key functions. These third-party software licenses and hardware may not continue to be available on commercially reasonable terms, and the software or hardware may not be appropriately supported, maintained or enhanced by the licensors or manufacturers. The loss of licenses or access to, or inability to support, maintain and enhance any such software or hardware could result in increased costs, or in delays or reductions in product shipments until equivalent products can be developed, identified, licensed and integrated, which would likely harm our business.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We will require additional working capital to support our long-term growth strategies, which includes identifying suitable points of market entry for expansion growing the number of points of sale for our products, so as to enhance our product offerings and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, may vary greatly from quarter to quarter, depending on the volume of business during the period. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel.  In particular, our success depends on the continuing employment of our Chairman, Hua Zeng, our Chief Executive Officer, Jing Wang, and our Chief Financial Officer, Yongqing Ma.  There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

We do not carry business interruption or other insurance, so we have to bear losses ourselves.

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim again a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

•	variations in the price of hardware or software from our suppliers;

•	changes in the general competitive and economic conditions; and

•	delays in, or uneven timing in the delivery of, customer orders.

Period to period comparisons of our results should not be relied on as indications of future performance.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We rely on a combination of copyrights, trade secret laws and confidentiality procedures to protect the technological know-how that comprise much of our intellectual property. We protect our technological know-how pursuant to non-disclosure and non-competition provisions contained in our employment agreements, and agreements with them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are also required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their employment are our property.

A successful challenge to the ownership of our intellectual property could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization.  If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all.  Litigation could be costly and time-consuming but may be necessary to defend against infringement claims.

We rely on the approval certificates and business license held by Shenzhen Holding Company and any deterioration of the relationship between Shenzhen Holding Company and our other Operating Subs could materially and adversely affect our business operations.

We operate our business in China on the basis of the approval certificates, business license and other requisite licenses held by Shenzhen Holding Company and our other Operating Subs.  There is no assurance that Shenzhen Holding Company and our other Operating Subs will be able to renew their licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC.  Our operating subsidiaries are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States.  As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company, but China Digital is a Hong Kong company, and our operating subsidiaries are located in the PRC.  Most of our assets are located outside the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States.  A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

 Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our operating subsidiaries in the PRC.  PRC regulations restrict the ability of Shenzhen Holding Company to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.  Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of the Operating Subs constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s) it must be approved by the Ministry of Commerce, or MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

Pursuant to a series of transactions completed in October 2010, China Digital acquired 100% of the equity interests of Shenzhen Holding Company (which directly wholly owns the other Operating Subs).  Prior to and after this acquisition, both China Digital and Shenzhen Holding Company were controlled by the same party, Hua Zeng.

The PRC regulatory authorities may take the view that the reverse acquisition transaction was part of an overall series of arrangements which constituted a Round-trip Investment, because at the end of these transactions, Mr. Hua Zeng, individually and though Truth Giver Group Limited, became a major owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries.  The PRC regulatory authorities may also take the view that the registration of the acquisition of Shenzhen Holding Company with the relevant AIC and the filings with the SAFE may not be evidence that the acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the Share Exchange Agreement and its link with the acquisition.  If the PRC regulatory authorities take the view that the acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries.  Additionally, the PRC regulatory authorities may take the view that the acquisition constitutes a transaction that requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than outright ownership of our Chinese subsidiaries.  But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries.  In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.  If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the EIT Law, we have been classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the EIT Law effective on January 1, 2008, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise is subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders.

We have been classified as a resident enterprise by Chinese tax authorities, and therefore a number of unfavorable PRC tax consequences will follow. First, we are subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this means that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.

As we are classified as a “resident enterprise” by PRC tax authorities, we are subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make the majority of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training.   As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with Commission rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable.  However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Provisions in our Articles of Incorporation and Bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Our Articles of Incorporation authorizes our board of directors to issue up to 100,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. These terms may include preferences as to dividends and liquidation, voting rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Nevada corporate law and our Articles of Incorporation and Bylaws also contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. One of these provisions allows any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur.  Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our controlling stockholders hold a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without their approval.

Mr. Hua Zeng, our Chairman of the Board, and Jing Wang, our CEO, individually and as the owners of Truth Giver Group Limited, are the beneficial owners of approximately 55% of our outstanding voting securities. As a result, they possess significant influence, giving them the ability, among other things, to elect a majority of our board of directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

On April 6, 2011, our subsidiary Shenzhen Digital Image Technologies Co., Limited entered into a lease agreement for the lease of a new main office of approximately 2082 square meters in Shenzhen City.  The term of the lease began on April 16, 2011 and ends on April 30, 2016.  The monthly rent payable under the lease is 93,673 RMB (approximately $14,259), until the beginning of the third year of the lease, at which point the monthly rent shall be increased 5% per year.  We have twelve branch offices in Xi’an, Wuhan, Hunan, Chengdu, Chongqing, Hefei, Guangzhou, Yun’nan, Xiame, Hainan, Beijing and Hong Kong. We lease all our office space pursuant to lease agreements, which have expiration dates ranging from February 2012 to April 2016. We believe we can renew these leases on comparable terms to our existing leases.  The leased premises totals approximately 5404 square meters. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

On September 22, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Sales Contract to purchase a leasehold property situated in Shenzhen, PRC as its office premises.  The property to be purchased is the same property the Company currently leases as its main office in Shenzhen.  The acquisition of the leasehold property is expected to be completed by early 2012. The acquisition is to be financed in large part by a mortgage loan, however, the terms of the mortgage loan are still in the negotiation stage.  The total purchase price for the leasehold property is RMB 66,600,000 (approximately $10,403,324).  A copy of the Sales Contract is filed as Exhibit 10.7 to this Report.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol "CGII". Trading of our stock has been sporadic and does not constitute an established public market for our shares.  As a result, we are unable to provide high and low bid prices for our common stock over the prior two years.

Holders of Our Common Stock

As of November 30, 2011, we had approximately 47 registered shareholders.

Dividends

In the past, we have not distributed earnings to shareholders.  Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Substantially all of our revenues are earned by the Operating Subs. PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.  Pursuant to the terms of our employment agreement with our Chief Financial Officer, she is entitled to receive future grants of 40,000 shares of the Company’s common stock on each of June 30, 2012 and 2013 in consideration for her service to the Company.  Such awards were approved by the board of directors of the Company.

Recent sales of unregistered securities

None not previously disclosed.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Computer Graphics International Inc. for the years ended September 30, 2011 and 2010 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Our Company

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

Our headquarters are located in Shenzhen, China. We operate both domestically and overseas, with eleven branches in the PRC, including our Xi’an office, Wuhan office, Hunan office, Chengdu office, Chongqing office, Hefei office, Guangzhou office, Yun’nan office, Xiamen office, Hainan office and Beijing office. Our international branch is located in Hong Kong. Through our 3D imaging technology, we participate in the visual expression of construction-related industries and help our customers complete visual technological changes from hand painting to computer-aided visual displays. We endeavor to provide our customers with the most cost-effective 3D digital visual communication products and services through the combination of the latest visual technology and terminal display equipment.

Our revenues have increased from $8,754,397 in fiscal year 2010 to $10,068,752 in fiscal year 2011, representing a growth rate of approximately 15%.

Our Corporate History and Background

Computer Graphics International Inc., or “CGII”, was incorporated under the laws of the State of Nevada on February 27, 2003 under the name AMP Productions, Ltd. (“AMP”), with the business purpose of developing, producing, marketing, and distributing low-budget feature-length films to movie theaters and ancillary markets.  From inception until the reverse acquisition transaction described below, AMP earned no revenue and suffered recurring losses and net cash outflows from operations.

On July 30, 2010, the controlling shareholders of AMP consented to a proposed 1-for-10 reverse split of AMP's issued and outstanding common stock, an increase in AMP's authorized common stock to 900,000,000 shares, and the authorization of 100,000,000 shares of preferred stock.  The corporate action was approved by FINRA on September 17, 2010 and effective in the State of Nevada on September 23, 2010.

Acquisition of China Digital

On March 31, 2011, we completed a reverse acquisition transaction through a share exchange (the “Share Exchange”) with China Digital and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of China Digital in exchange for (i) 31,528,651 shares of our Common Stock, which collectively constituted approximately 97% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and (ii) payment (the “Cash Component”) of $2,368,471.35.  The Cash Component was payable in full within 12 months after the Closing.

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

As a result of our acquisition of China Digital, we now own all of the issued and outstanding capital stock of China Digital, which in turn owns all of the issued and outstanding capital stock of Shenzhen Holding Company.  Shenzhen Holding Company in turn owns  our two additional Operating Subs, Shenzhen Digital Image 3D Design and Development Co., Ltd. (“Shenzhen 3D Design”) and Guangzhou Digital Image Technologies Co., Ltd. (“Guangzhou”).

On May 31, 2011, AMP filed a certificate of amendment with the Secretary of State of Nevada changing its name to “Computer Graphics International Inc.” and effecting a 1-for-2.18 reverse stock split of its common stock (the “Reverse Stock Split”).  The Reverse Stock Split took effect when approved by FINRA on June 7, 2011.  As a result of the Reverse Stock Split, the number of our shares outstanding was reduced from 35,428,981 shares immediately before the Reverse Stock Split to 16,251,846 shares immediately after the Reverse Stock Split.

Recent Developments

On September 22, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Sales Contract to purchase a leasehold property situated in Shenzhen, PRC as its office premises.  The property to be purchased is the same property the Company currently leases as its main office in Shenzhen.  The acquisition of the leasehold property is expected to be completed by early 2012. The acquisition is to be financed in large part by a mortgage loan, however, the terms of the mortgage loan are still in the negotiation stage.  The total purchase price for the leasehold property is RMB 66,600,000 (approximately $10,403,324).  A copy of the Sales Contract is filed as Exhibit 10.7 to this Report.

On September 26, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”).  Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to Shenzhen Holding Company in exchange for RMB six million (approximately US$937,236).  Guangzhou is a recently formed start-up company involved in three dimensional technology.  On December 27, 2011, the parties closed the purchase and sale of shares of Guangzhou pursuant to terms of the Acquisition Agreement.  In connection with the closing, Guangzhou's name was changed to "Guangzhou Digital Image Technologies Co., Ltd."

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

Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” The PRC tax authorities have determined that we should be classified as a resident enterprise, and thus our organization’s global income will be subject to PRC income tax at the rate of 25%. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Since 2008, we have been subject to tax at a statutory rate of 25% on income reported in our statutory financial statements filed after appropriate tax adjustments in the relevant periods. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred.

Value Added Taxes – We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of September 30, 2011 and 2010, we prepaid $5,908 and accrued $73,484, respectively, of unpaid VAT.

Results of Operations

The following tables set forth key components of our results of operations for the years ended September 30, 2011 and September 30, 2010, both in dollars and as a percentage of our net sales.

	The year ended		The year ended
	September 30, 2011		September 30, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$10,068,752	100%	$8,754,397	100%
Cost of sales	3,858,809	38%	3,098,559	35%
Gross profit	6,209,943	62%	5,655,838	65%
Selling, General and Administrative Expenses	2,268,288	23%	766,677	9%
Operating Income	3,941,655	39%	4,889,161	56%
Other income and interest expense	(7,648)	0%	6,802	0%
Income Before Income Taxes	3,934,007	39%	4,895,963	56%
Provision for income taxes	1,132,175	11%	1,060,149	12%
Net income	2,801,832	28%	3,835,814	44%

Net Sales. Our net sales increased to $10,068,752 for the year ended September 30, 2011 from $8,754,397 for the year ended September 30, 2010, representing a 15% increase year-on-year. This increase was mainly due to our continued expansion of our business operations into new areas of the PRC. We increased the number of our branch offices to 12 as of September 30, 2011, while also expanding our client base beyond real estate industry clients. Also, we were focused on developing high-end and prestigious clients. The portion of our revenue derived from 3D digital commercial movies increase to 62% of total sales for the year ended September 30, 2011 from 41% of total sales for the year ended September 30, 2010.

Cost of Sales. Our cost of sales increased to $3,858,809 for the year ended September 30, 2011from $3,098,559 for the year ended September 30, 2010, mainly due to the fact that together with our increase in sales, the costs for outsourced projects, corporate video shoots and production costs increased, which increased the percentage of cost of goods sold to sales by 3% during this year.

Gross Profit. Our gross profit increased to $6,209,943 for the year ended September 30, 2011 from $5,655,838 for the year ended September 30, 2010, representing a 10% increase. Gross profit as a percentage of net revenue was 62% and 65% for the years ended September 30, 2011 and 2010, respectively. The increase in gross profit was primarily due to the increase in sales, partially offset by the decrease in gross profit percentage by 3% which is due to an increase in the percentage of cost of sales as explained in the preceding paragraph.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses grew to $2,268,288 for the year ended September 30, 2011 from $766,677 for the year ended September 30, 2010, mainly due to increased office rental expenses attributable to the increase in the number of our branch offices to 12 as of September 30, 2011, increased share-based payment expense for consulting services, increased salary due to rapid growth of sales staff and additional depreciation charge on leasehold improvements to office premises that were rented in April 2011.

Other Income. Other income decreased to $(7,648) for the year ended September 30, 2011from $6,802 for the year ended September 30, 2010. This decrease was mainly due to increased exchange losses during 2011 resulting from continued devaluation of the US dollar to Renminbi, as the Company’s main operations are in the PRC.

Income Before Income Taxes. Our income before income taxes decreased to $3,934,007 for the year ended September 30, 2011 from $4,895,963 for the year ended September 30, 2010, representing a 20% decrease. The decrease is primarily due to increased selling, general and administrative expenses. Since some time is required to train our new sales staff about the Company’s business and market before they becomes fully productive, the Company’s sales did not increase in proportion to the increased salaries of our new sales staff during 2011.

Provision for income taxes. Our provision for income taxes increased to $1,132,175 for the year ended September 30, 2011 from $1,060,149 for the year ended September 30, 2010. This increase was mainly due to an increase in effective income tax rates which increased to 25% for fiscal 2011from 22% for fiscal 2010.

Liquidity and Capital Resources

As of September 30, 2011 and September 30, 2010, we had cash and cash equivalents of $779,132 and $956,402, respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	The year Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$3,390,765	$3,971,800
Net cash provided by (used in) investing activities	(2,469,238)	166,466
Net cash provided by financing activities	(1,140,202)	(4,691,154)
Effects of Exchange Rate Change in Cash	41,405	21,349
Net Decrease in Cash and Cash Equivalents	(177,270)	(531,539)
Cash and Cash Equivalent at Beginning of the Period	956,402	1,487,941
Cash and Cash Equivalent at End of the Period	779,132	956,402

Operating activities

Net cash provided by operating activities was $3,390,765 for the year ended September 30, 2011, as compared to net cash provided by operating activities of $3,971,800 for the year ended September 30, 2010. The change is attributable to the decrease in net income of $1,033,982, the increase of $7,707 in changes in accounts receivable, the increase of $74,890 in changes in other receivables, the increase of $333,845 in changes of amount due to a shareholder, the increase of $2,034 in change in inventory, the increase of $99,887 in changes in accrued expense and other payable, the increase of $28,643 in change in accounts payable, the decrease of $80,920 in changes in value-added tax liability, and the decrease of $177,713 in changes in income tax payable.

Investing activities

Net cash used in investing activities for the year ended September 30, 2011 was $2,469,238, as compared to $166,466 net cash provided by investing activities for the year ended September 30, 2010. The change is mainly attributable to the increased purchases of property, plant and equipment, and deposits paid for acquisition of a property and a subsidiary.

Financing activities

Net cash used in financing activities for the year ended September 30, 2011 was $1,140,202, as compared to $4,691,154 net cash used in financing activities for the year ended September 30, 2010. The change is mainly attributable to repayment of promissory notes, and cash advanced from the shareholder to increase the subsidiary's paid-up capital in 2011.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the digital video service industry and strives to continually maintain effective cost control in operations.

Off-Balance Sheet Arrangements

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of September 30, 2011 and 2010 were both nil.

Impairment of Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2011, there were no impairments of its long-lived assets.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended September 30, 2011 and 2010 included net income and foreign currency translation adjustments.

Foreign Currency Translation

As of September 30, 2011 and 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which provides guidance on fair value measurements and clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income, ASU 2011-05, Presentation of Comprehensive Income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes that the adoption of this update will not have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

The full text of our audited financial statements as of September 30, 2011 and 2010 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Jing Wang and Yongqing Ma, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Wang and Ms. Ma concluded that as of September 30, 2011, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of September 30, 2011.

(c) Changes in internal control over financial reporting

During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On August 31, 2011, our Chief Executive Officer Jing Wang entered into a Labor Contract with our subsidiary Shenzhen Holding Company.  Under the terms of the Labor Contract, Ms. Wang is to serve as CEO of Shenzhen Holding Company from September 1, 2011 to September 1, 2014.  The Labor Contract may be terminated without cause at any time by Ms. Wang with 30 days’ notice or by either party for various reasons as set forth therein.  Ms. Wang is entitled to a monthly salary of RMB 8,000 (approximately $1,250) under the terms of the Labor Contract, although it is the understanding of the parties that Ms. Wang shall be paid an additional amount of approximately RMB 2,000 per month, such amount to be determined based on Ms. Wang’s performance.  A copy of the Labor Contract is filed as Exhibit 10.6 to this Report.

On September 22, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Sales Contract to purchase a leasehold property situated in Shenzhen, PRC as its office premises.  The property to be purchased is the same property the Company currently leases as its main office in Shenzhen.  The acquisition of the leasehold property is expected to be completed by early 2012. The acquisition is to be financed in large part by a mortgage loan, however, the terms of the mortgage loan are still in the negotiation stage.  The total purchase price for the leasehold property is RMB 66,600,000 (approximately $10,403,324).  A copy of the Sales Contract is filed as Exhibit 10.7 to this Report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Hua Zeng	30	Director (Chairman)
Jing Wang	36	Chief Executive Officer, President and a Director
Yongqing Ma	41	Chief Financial Officer, Treasurer, Secretary and a Director

Hua Zeng  Mr. Zeng has served as Chairman of the Board of Directors of CGII since April 2011 and as Executive Director of China Digital since its incorporation in August 2009 and was one of the co-founders of China Digital.  He has served as the Chief Executive Officer of Shenzhen Holding Company since April 2009.  From June 2004 to April 2009 he served as the Chief Executive Officer of Shenzhen Digital Image 3D Design and Development Co., Ltd, one of our Operating Subs.  From 2003 to 2004, he served as national brand promotion manager in Huipu (China). In 2004, he started to launch his own business and entered into 3D animation industry in 2006.  He graduated from the School of Arts and Crafts in Hangzhou and majored in decoration design.  Mr. Zeng was selected to serve as Chairman because of his experience in management and the digital graphics business.

Jing Wang Ms. Wang has served as the Chief Executive Officer and President of CGII since March 2011, as a Director of CGII since April 2011, and as the General Vice President and Chief Executive Officer of Shenzhen Digital Image Technology Co., Ltd., one of our Operating Subs, since August 2006 and September 2011, respectively.  From June 2004 to August 2006, she served as a General Manager of the operations department within that company.  Her duties with Shenzhen Digital Image Technology Co., Ltd. began in customer service and she was ultimately promoted to General Manager of the operations department in April 2006.  She graduated from Hubei Huangshi College. Ms. Wang was selected to serve as a director because of her experience in marketing and customer relations.

Yongqing Ma  Ms. Ma has served as the Chief Financial Officer, Treasurer and  Secretary of CGII since March 2011 and as a Director of CGII since April 2011.  From January 2009 to September 2010 she served as the Chief Financial Officer of Sino Green Land Corporation, a U.S. public company.  From January 2006 to August 2007 she served as Vice president of finance of PacificNet Inc.  She has served as a director of Shenzhen Longtou Investment Limited & Longtou Investment (China) Limited, a private financial advisory company, since February 2004.  Ms. Ma received her MBA from American Kennedy Western University, and economic bachelor degree from Wuhan University in China. Ms. Ma was selected to serve as a director because of her experience in finance management and investment.

Family relationships

There is no family relationship among any of our officers or directors.

Involvement in certain legal proceedings

To the best of our knowledge, none of our directors, executive officers or control persons has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws. To the best of our knowledge, no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors, officers or control persons, or any partnership in which any of our directors, officers or control persons was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors, officers or control persons was an executive officer at or within two years before the time of such filing.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in fiscal year 2011, except that one Form 4 filed on behalf of Thomas Mills was filed late on April 5, 2011 and one Form 4 filed on behalf of Yongqing Ma was filed late on September 16, 2011.

Audit Committee

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

Code of Ethics

As of September 30, 2011, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Because of our relatively small size and because we have only three officers and directors, we believe a code of ethics would have limited utility at this time.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended September 30, 2010 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000 during the fiscal year ended September 30, 2011.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Jing Wang, Chief Executive Officer	2010	17,365	0	17,365
	2011	14,809	0	14,809
Thomas E. Mills, former Chief	2010	0	0	0
Executive Officer	2011	0	0	0

On March 31, 2011, we acquired China Digital in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction Jing Wang became our Chief Executive Officer.  Prior to the effective date of the reverse acquisition, Thomas E. Mills served as the Chief Executive Officer and President of AMP.  The compensation shown in this table includes the amounts Jing Wang received from the Operating Subs prior to the consummation of the reverse acquisition.

Summary of Employment Agreements and Material Terms

On August 31, 2011, our Chief Executive Officer Jing Wang entered into a Labor Contract with our subsidiary Shenzhen Holding Company.  Under the terms of the Labor Contract, Ms. Wang is to serve as CEO of Shenzhen Holding Company from September 1, 2011 to September 1, 2014.  The Labor Contract may be terminated without cause at any time by Ms. Wang with 30 days’ notice or by either party for various reasons as set forth therein.  In the event the Labor Contract is terminated for certain reasons set forth therein, Shenzhen Holding Company will be required to provide financial compensation to Ms. Wang in accordance with PRC labor law.  Ms. Wang is entitled to a monthly salary of RMB 8,000 (approximately $1,250) under the terms of the Labor Contract, although it is the understanding of the parties that Ms. Wang shall be paid an additional amount of approximately RMB 2,000 per month, such amount to be determined based on Ms. Wang’s performance.

On June 24, 2011, CGII entered into an employment agreement (the “CFO Agreement”) with Yongqing Ma, its Chief Financial Officer (the “Executive”).  The term of the CFO Agreement is from April 1, 2011 to March 31, 2014.

Pursuant to the CFO Agreement, the Executive will receive an annual base salary of $84,000 for the first year of the CFO Agreement, $100,800 for the second year of the CFO Agreement and $120,960 for the third year of the CFO Agreement, subject to annual review by the compensation committee of the Company.

Also pursuant to the CFO Agreement, the Executive received a grant of 40,000 shares of the Company’s common stock on June 30, 2011 and will receive grants of 40,000 shares of the Company’s common stock on each of June 30, 2012 and 2013 (such grants, the “Equity Grants”).

In addition to base salary and stock grants disclosed above, the CFO Agreement includes the following material provisions:

•	The CFO Agreement may be terminated by the Company with 30 days prior written notice or by the Executive for personal reasons with three months prior notice, or for cause or disability;

•
Discretionary bonus at the end of each calendar year as determined by the compensation committee of the Company in its discretion based on the Executive’s performance for the prior year and the results of the Company’s operations for the prior year;

•
In the event employment is terminated by the Company other than for cause, or for death or disability, the Executive is entitled to receive the remaining stock grants provided for in the CFO Agreement;

•	Covenants regarding non-solicitation of customers, suppliers or employees after termination for a period of one year, and confidentiality provisions.

None of CGII’s other officers and directors has an employment agreement with CGII.

The Operating Subs, our operating affiliates, are private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary of the Operating Subs’ executives is determined by their shareholders. In addition, each employee of the Operating Subs is required to enter into an employment agreement. Accordingly, all our Operating Subs’ employees, including management, have executed our employment agreement. Our Operating Subs’ employment agreements with their executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreements, our Operating Subs currently do not provide other benefits to the officers at this time. Other than as described with respect to the Jing Wang Labor Contract or the CFO Agreement, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers, other than as described with respect to possible severance payments under the Jing Wang Labor Contract or of Equity Grants under the CFO Agreement.

Outstanding Equity Awards at Fiscal Year End

For the year ended September 30, 2011, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan other than the Equity Grants pursuant to the CFO Agreement. Other than the Equity Grants pursuant to the CFO Agreement, there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended September 30, 2011 and currently no compensation arrangements are in place for the compensation of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of November 30, 2011 by (i) any person or group with more than 5% of any class of our voting stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 01B, 02/F, Podium Building, Guodu Golf Garden, North of Xinsha Road, Futian District, Shenzhen, 518048, People’s Republic of China.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of November 30, 2011 based upon 16,291,854 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership		Percent Common Stock

Hua Zeng	Chairman	4,685,706	(1)	28.8%

Jing Wang	Chief Executive Officer and a Director	4,512,154	(1)	27.7%

Yongqing Ma	Chief Financial Officer and a Director	40,000		*

Thomas E. Mills 1440-3044 Bloor Street West Toronto, Ontario M8X 2Y8 Canada	Former Chief Executive Officer	15,106		*

All officers and directors as a group (four persons named above)		8,992,842		55.2%

Well Trend Consultants Limited and Yueh Jen Chau(2) Room 1704, Fu Fai Commercial Center, 27 Hillier Street, Hong Kong		1,341,895		8.2%

* Less than 1%
- N/A

(1) 260,124 of such shares are indirectly owned through control and ownership of Truth Giver Group Limited, a company incorporated under the laws of the British Virgin Islands. Hua Zeng, our Chairman, and Jing Wang, our CEO and director, are the owners of Truth Giver Group Limited.

(2) The 1,341,895 shares are held by Well Trend Consultants Limited, of which Mr. Yueh Jen Chau is the sole director and owner.  As a result, Mr. Yueh Jen Chau may also be considered a beneficial owner of such shares.

Change in Control

The Company does not have any change of control or retirement arrangements with its executive officers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since October 1, 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Reverse Merger

On March 31, 2011, we entered into and closed a share purchase and exchange agreement, or the “Share Exchange Agreement”, with China Digital Image Organization Co., Limited, or “China Digital,” the shareholders of China Digital and Thomas E. Mills, pursuant to which we acquired 100% of the issued and outstanding capital stock of China Digital in exchange for (i) 31,528,651 shares of our Common Stock, which collectively constituted approximately 97.0% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and (ii) payment (the “Cash Component”) of $2,368,471.35.  The Cash Component was payable in full within 12 months after the Closing.

In connection with the share exchange, Thomas E. Mills sold 567,070 shares of AMP common stock to Truth Giver Group Limited in exchange for an aggregate payment of $300,000.  Thomas Mills was a director and our Chief Executive Officer until the share exchange.

Hua Zeng, our Chairman, and Jing Wang, our Chief Executive Officer, were the beneficial owners of a majority of the capital stock and voting power of Truth Giver Group Limited and China Digital, as well as the Operating Subs.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Clement C.W. Chan & Co. served as our principal independent accountants for the audit of the fiscal years ended September 30, 2011 and 2010.

During the fiscal years ended September 30, 2011 and 2010, fees for services provided by Clement C.W. Chan & Co. were as follows:

	2011	2010
Audit fees(1)	$80,000	$100,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	80,000	100,000

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Clement C.W. Chan & Co. for our financial statements as of and for the year ended September 30, 2011.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

I.  Listing of Documents

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2011 and 2010
Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010
Consolidated Statement of Stockholders’ Equity for the Years Ended September 30, 2011 and 2010
Notes to Consolidated Financial Statements

(3)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company, dated September 23, 2010 (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on April 5, 2011).
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 31, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed with the SEC on August 15, 2011).
3.3	Amended and Restated Bylaws of the Company, dated March 31, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed with the SEC on April 5, 2011).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-KSB filed with the SEC on June 24, 2004).
10.1
Share Purchase and Exchange Agreement, dated as of March 31, 2011, among AMP Productions, Ltd., China Digital Image Organization Co., Limited, the shareholders of China Digital and Thomas Mills (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on April 5, 2011).

10.2
Consultancy Agreement dated September 25, 2010, between China Digital Image Organization Co., Limited and Well Trend Consultants Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 5, 2011).

10.3
House Lease Contract, dated April 6, 2011, between Shenzhen Digital Image Technology Co., Limited and Galaxy Industrial (Shenzhen) Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on May 23, 2011).

10.4**
Employment Agreement by and between Computer Graphics International Inc. and Yongqing Ma dated June 24, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on June 27, 2011).

10.5
Letter of Intent for Share Purchase among Li Dongxiang, Zeng Xianguang and Shenzhen Digital Image Technology Co., Ltd. (English translation) dated September 26, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on October 20, 2011).

10.6*,**	Labor Contract, dated August 31, 2011, between Shenzhen Image Technologies Co., Ltd. and Jing Wang (English translation).
10.7*
Sales Contract of Podium Building of Galaxy Golf Garden between Galaxy Industrial (Shenzhen) Co., Ltd. and Shenzhen Digital Image Technology Co., Ltd. entered into on September 22, 2011 (English translation).

21*	Subsidiaries of the registrant.
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: December 29, 2011	By:	/s/ Jing Wang
Jing Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Jing Wang as attorney-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

By: /s/ Jing Wang	Chief Executive Officer and Director	December 29, 2011
Jing Wang	(Principal Executive Officer)

By: /s/ Yongqing Ma	Chief Financial Officer and Director	December 29, 2011
Yongqing Ma	(Principal Financial Officer and Principal
Accounting Officer)

By: /s/ Hua Zeng	Chairman of the Board of Directors	December 29, 2011
Hua Zeng

COMPUTER GRAPHICS INTERNATIONAL INC.

(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors
Computer Graphics International Inc.
(Formerly known as AMP Productions, Ltd.)

We have audited the accompanying consolidated balance sheets of Computer Graphics International Inc. (formerly known as AMP Productions, Ltd.) as of September 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for years ended September 30, 2011 and 2010.  Computer Graphics International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Graphics International Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for years ended September 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
28 December, 2011

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
CONSOLIDATED BALANCE SHEETS

	Notes	September 30,	September 30,
		2011	2010

ASSETS
Current Assets
Cash and cash equivalents		$779,132	$956,402
Accounts receivable		307,109	285,992
Value-added tax recoverable		5,865	-
Amount due from a shareholder	3	-	1,173
Other receivables		45,274	19,677
Inventory	2	2,080	-
Total Current Assets		1,139,460	1,263,244

Property and equipment, net	2	871,051	127,438
Rental deposits	14(2)	53,093	-
Deposit for acquisition of a subsidiary	13	937,236	-
Deposit for acquisition of a leasehold property	14(1)	781,030	-

Total non-current assets		2,642,410	127,438

Total Assets		$3,781,870	$1,390,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable		$29,291	$-
Accrued expenses and other payable		225,235	117,978
Value-added tax payable		-	73,484
Income tax payable	6	263,417	425,458
Total Current Liabilities		517,943	616,920
Amount due to a shareholder	3	1,845,380	-
Total Liabilities		2,363,323	616,920
Stockholders' Equity
Common stock, US$0.0001 par value, 900,000,000 shares
authorized, 16,291,854 and 14,462,684 shares issued and
outstanding at September 30, 2011 and 2010 respectively (#)	7	1,629	1,446
Additional paid-in capital (#)		1,079,649	283,109
Common stock issued for prepaid service	8	(677,742)	-
Statutory reserves	9	500,088	146,429
Accumulated other comprehensive income	10	219,798	127,355
Retained earnings		295,125	215,423
Total Stockholders' Equity		1,418,547	773,762

Total Liabilities and Stockholders' Equity		$3,781,870	$1,390,682

(#)  Reflects the 1-for-2.18 reverse split of the Company's outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

Sales	$10,068,752	$8,754,397

Cost of sales	(3,858,809)	(3,098,559)

Gross profit	6,209,943	5,655,838

Selling, general and administrative expenses	(2,268,288)	(766,677)

Income from operations	3,941,655	4,889,161

Other Income (Expense)
Interest income	12,920	7,531
Interest expense	-	(729)
Bank charges	(1,548)	-
Exchange loss	(19,020)	-

Total other (expenses)/income	(7,648)	6,802

Income before income taxes	3,934,007	4,895,963

Provision for income taxes	(1,132,175)	(1,060,149)

Net income	$2,801,832	$3,835,814

Weighted average common shares outstanding (*)
Basic	16,038,802	14,462,684
Diluted	16,038,802	14,462,684

Net income per common share (*)
Basic	$0.17	$0.27
Diluted	$0.17	$0.27

Net income	$2,801,832	$3,835,814
Other comprehensive income	92,443	17,796

Comprehensive income	$2,894,275	$3,853,610

Dividend paid	$-	$4,691,154

Dividend per share (*)	$-	$0.32

(*)  Reflects the 1-for-2.18 reverse split of the Company's outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,801,832	$3,835,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,576	31,816
Share-based payment expense	402,246	-
Changes in operating assets and liabilities:
Accounts receivable	(7,707)	(142,076)
Value-added tax recoverable/payable	(80,920)	65,581
Amount due from/to a shareholder	333,845	116
Other receivables	(74,890)	(4,369)
Inventory	(2,034)	-
Accounts payable	28,643	(93,509)
Accrued expense and other payable	99,887	16,036
Income tax payable	(177,713)	262,391

Net cash provided by operating activities	3,390,765	3,971,800

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(788,974)	(52,909)
Increase in additional paid-in capital	-	219,375
Deposit paid for acquisition of a property	(763,756)	-
Deposit paid for acquisition of a subsidiary	(916,508)	-

Net cash (used in)/provided by investing activities	(2,469,238)	166,466

CASH FLOWS FROM FINANCING ACTIVITIES
Cash advanced from the shareholder to increase the subsidiary's paid-up capital	1,228,269	-
Repayment of promissory notes	(2,368,471)	-
Dividend paid	-	(4,691,154)

Net cash used in financing activities	(1,140,202)	(4,691,154)

Effect of exchange rate changes on cash and cash equivalents	41,405	21,349

Net decrease in cash and cash equivalents	(177,270)	(531,539)

Cash and cash equivalents, beginning balance	956,402	1,487,941

Cash and cash equivalents, ending balance	$779,132	$956,402

Supplemental disclosure of non-cash financing activities:
i) Distribution upon Group Reorganization (Note 1)	$283,265

ii) Issuance of promissory notes as deemed distribution on reverse acquisition (Note 1,5)	$2,368,471

iii) Common stock issued for prepaid services (Note 8)	$1,023,865

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

				Common
	Common	Common	Additional	Stock Issued	Other			Total
	Stock	Stock	Paid-in	For Prepaid	Comprehensive	Statutory	Retained	Stockholders
	Outstanding *	Amount *	Capital *	Service	Income	Reserves	Earnings	Equity

Balance September 30, 2009	14,462,684	$1,446	$63,734	$-	$109,559	$36,480	$1,180,712	$1,391,931
Foreign currency translation adjustments	-	-	-	-	17,796	-	-	17,796
Addition	-	-	219,375	-	-	-	-	219,375
Transferred to Statutory reserve	-	-	-	-	-	109,949	(109,949)	-
Income for the year ended September 30, 2010	-	-	-	-	-	-	3,835,814	3,835,814
Dividend paid	-	-	-	-	-	-	(4,691,154)	(4,691,154)

Balance September 30, 2010	14,462,684	1,446	283,109	-	127,355	146,429	215,423	773,762
Foreign currency translation adjustments	-	-	-	-	92,443	-	-	92,443
Distribution upon Group reorganization	-	-	(283,265)	-	-	-	-	(283,265)
Acquisition of CGII	447,276	45	(45)	-	-	-	-	-
Issuance of promissory notes recorded as
deemed distribution to shareholders	-	-	-	-	-	-	(2,368,471)	(2,368,471)
Issuance of common stock for prepaid service- note 8	1,341,894	134	1,023,731	(1,023,865)	-	-	-	-
Issuance of common stock to employee- note 8	40,000	4	56,119	-	-	-	-	56,123
Record of amortization of prepaid services- note 8	-	-	-	346,123	-	-	-	346,123
Income for the year ended September 31, 2011	-	-	-	-	-	-	2,801,832	2,801,832
Transferred to statutory reserve	-	-	-	-	-	353,659	(353,659)	-

Balance September 30, 2011	16,291,854	$1,629	$1,079,649	$(677,742)	$219,798	$500,088	$295,125	$1,418,547

*  The above information has been restated to reflect the 1-for-2.18 reverse split of the Company's common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 1 - ORGANIZATION

Computer Graphics International Inc. (“CGII” or “the Company”) (formerly known as AMP Productions, Ltd.), was incorporated under the laws of the State of Nevada on February 27, 2003.  China Digital Image Organization Co., Limited (“China Digital”) was incorporated in Hong Kong on August 5, 2009.  China Digital holds 100% of Shenzhen Digital Image Technologies Co., Ltd. (“SZ DIT”), a company incorporated in Shenzhen, Peoples’ Republic of China (“PRC”), and ultimately holds 100% of Shenzhen Digital Image 3D Design and Development Co., Ltd. (“SZ DIDD”) (formerly known as Shenzhen WeiShengMing Industrials Co., Ltd), a company also incorporated in Shenzhen, PRC.

Pursuant to a series of transactions completed in October, 2010, China Digital became the holding company of SZ DIT and SZ DIDD (the "Group Reorganization").  In October, 2010, China Digital acquired a 100% interest in SZ DIT (which directly holds a 100% interest in SZ DIDD) at a consideration of CNY2,000,000 (equivalent to $283,265).  Prior to and after this acquisition, both China Digital and SZ DIT were controlled by the same party, Hua Zeng.  Hua Zeng already controlled and held a 100% interest in SZ DIDD in January, 2007.  In August, 2010, SZ DIT acquired a 100% interest of SZ DIDD.  Prior to and after this acquisition, both SZ DIT and SZ DIDD were controlled by Hua Zeng.

Since China Digital, SZ DIT and SZ DIDD were under common control of the ultimate controlling party, Hua Zeng, both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SZ DIT and SZ DIDD and the group structure had been in existence throughout the years ended September 30, 2011 and 2010 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

On March 31, 2011, CGII entered into and closed a share purchase and exchange agreement (the “Share Exchange Agreement”) with China Digital, the shareholders of China Digital, and Thomas E. Mills, pursuant to which CGII acquired 100% of the issued and outstanding capital stock of China Digital (the “Share Exchange”) in exchange for (i) 14,462,684 shares of CGII’s common stock, representing 97% of the increased issued and outstanding stock of CGII, and (ii) payment (“the Cash Component”) of $2,368,471 (note 5).  The Cash Component was payable in full within 12 months after the Closing.

In connection with the Share Exchange, Thomas E. Mills sold 260,124 shares of CGII’s common stock to Truth Giver Group Limited, a company incorporated under the laws of the British Virgin Islands and owned by Hua Zeng and Jing Wang, in exchange for an aggregate payment of $300,000.

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

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the historical results of the consolidated group. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the year ended September 30, 2011, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

Principles of Consolidation

For Group Reorganization under Common Control

The Consolidated Financial Statements incorporate the financial statement items of the combining entities or businesses in which the common control combination occurs as if they had been combined from the date when the combining entities or businesses first came under the control of the controlling party.

The net assets of the combining entities or businesses are combined using the existing book values from the controlling party’s perspective. No amount is recognized in respect of goodwill or excess of acquirer’s interest in the net fair value of acquiree’s identifiable assets, liabilities and contingent liabilities over cost at the time of common control combination, to the extent of the continuation of the controlling party’s interest.

The Consolidated Statements of Income and Comprehensive Income include the results of each of the combining entities or businesses from the earliest date presented or since the date when the combining entities or businesses first came under common control, where this is a shorter period.

A business combination involving entities or businesses under common control is a business combination in which all of the combining entities or businesses are ultimately controlled by the same party or parties both before and after the business combination, and that control is not transitory. Such business combinations are referred to as common control combinations which is in line with U.S. GAAP.

For Reverse Acquisition

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All inter-company accounts, transactions and profits have been eliminated in consolidation.

Translation Adjustment

As of September 30, 2011 and September 30, 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended September 30, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of September 30, 2011 and 2010.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of September 30, 2011 and 2010.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  There was no allowance for doubtful accounts as of September 30, 2011 and 2010.

Inventories

The Company engages in sales in majority of software promotion related products to customers in the nature of demonstration video and motion pictures using the application of these dimension vision technology and in addition the Company also sourced hardware as part of the production project, procured for customers. The Company normally does not hold inventory as productions are made when customized orders are placed by customers.

Inventories at September 30, 2011 are hardware acquired for a customer that had not yet been delivered to that customer in the amount of $2,080 (September 30, 2010 : Nil) and are valued at the lower of cost or market.  Costs related to the cost of procurement of hardware for customer are capitalized as incurred.

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

Furniture and fixture	5 years
Leasehold improvement	5 years
Motor vehicles	10 years
Office equipment	5 years

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of September 30, 2011 and 2010, Property, Plant & Equipment consist of the following:

	2011	2010

Furniture and fixture	$113,422	$36,269
Leasehold improvement	468,619	-
Motor vehicles	39,476	16,296
Office equipment	399,043	151,721

Total	$1,020,560	$204,286

Accumulated depreciation	(149,509)	(76,848)

	$871,051	$127,438

Depreciation expense for the years ended September 30, 2011 and 2010 was $67,576 and $31,816, respectively.

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50).  The Company recognized in the statement of income and comprehensive income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity.  This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, nonforfeitable equity instruments, the note or receivable should be displayed as contra-equity by the grantor.  The Company as grantor interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the statement of income and comprehensive income the grant date fair value of the shares, stock options and other equity-based compensation over the requisite service period.

In the case of stock-based compensation expense on stocks, options and other equity based compensation to employees awarded by different tranches over the requisition service period, the expense is accounted for using the “graded vesting method”.  Under the “graded vesting method”, each of the shares in different tranches would be accounted for as a separate award and the grant date fair value of each tranche would be recognized over the requisite service period for that tranche.  The requisite service period for each of the tranches would begin on the grant date and ends on the date that the tranche is earned.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2011 and 2010, there were no impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the years ended September 30, 2011 and 2010, the Company incurred advertising expenses of $2,642 and $4,926 respectively.

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling fees as part of selling, general and administrative expenses.  During the years ended September 30, 2011 and 2010, the Company incurred shipping and handling fees and costs of $6,968 and $4,796 respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At September 30, 2011 and 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company has diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery.  During the years ended September 30, 2011 and 2010, no customers accounted for more than 10% of net revenue.  As of September 30, 2011 and 2010, one and no customers accounted for more than 10% of net accounts receivable, respectively (note 12).  For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In October 2009, the FASB issued, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This is effective beginning January 1, 2011. The adoption of this topic will not have a material effect on the Company’s financial statements

In October 2009, the FASB issued Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the amendments, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This amendment is effective beginning January 1, 2011. The adoption of this topic will not have a material effect on the Company’s financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which provides guidance on fair value measurements and clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income, ASU 2011-05, Presentation of Comprehensive Income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes that the adoption of this update will not have a material impact on its financial statements.

Note 3 - DUE (TO)/FROM A SHAREHOLDER

The amount due from a shareholder was unsecured, interest-free and had no fixed term of repayment.  The amount due to a shareholder is unsecured, interest-free and will not be required to repay until such time that the Company has the necessary financial resources to repay the amount due.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 -NOTES PAYABLE

On March 31, 2011, the Company issued certain promissory notes with an aggregate principal amount of $2,368,471 (Note 1) to the former shareholders of China Digital pursuant to the Share Exchange Agreement.  Such notes were settled in full in May, 2011.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 6 - INCOME TAXES

The Company operates in more than one jurisdiction with its main operations conducted in PRC and virtually no activities in USA, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows :

	2011	2010

Income tax at U.S. statutory rate (34%)	$1,337,562	$1,664,627
State tax, net of federal effect	-	-
Foreign rate differential (2011 : 25%, 2010 : 22%)	(354,061)	(587,514)
Expenses not deductible for tax (share-based payment)	136,764	-
Others	11,910	(16,964)

Provision for income tax	$1,132,175	$1,060,149

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Provision for income taxes for each of the two years ended September 30, 2011 and September 30, 2010 consists entirely of current taxes for the operations in PRC.  There were no deferred tax differences in 2011 and 2010.

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

For the years ended September 30, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax payable in the Consolidated Balance Sheets is comprised as follows:-

	2011	2010

Balance brought forward	$(425,458)	$(155,010)
Current tax provision for the year	(1,132,175)	(1,060,149)
Tax paid during the year	1,294,216	789,701

Balance carried forward	$(263,417)	$(425,458)

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 7 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock of par value of $0.0001 per share.

As detailed in Note 1 above, on March 31, 2011, China Digital became a wholly-owned subsidiary of CGII through issuance of 14,462,684 shares of common stock of par value of $0.0001 per share pursuant to the Share Exchange Agreement.

For accounting purposes, this transaction was treated as reverse acquisition and CGII’s equity accounts at September 30, 2010 prior to the acquisition are restated based on the ratio of the exchange of 14,462,684 of CGII’s shares for 10,000 of China Digital’s shares.  As the par value of each share of CGII and China Digital are $0.0001 and $0.129, respectively, the difference in capital arising from this reverse acquisition is reallocated from additional paid-in capital to common stock.

On April 19, 2011, the Company issued 1,341,894 shares of common stock to Well Trend Consultant Limited (“Well Trend”) - Note 8.

On June 7, 2011, the Company effected a 1-for-2.18 reverse stock split of its outstanding common stock. The information contained herein gives retroactive effect to the reverse stock split for all periods presented.

On July 26, 2011, the Company issued 40,000 shares of common stock to the Company’s Chief Financial Officer, Yongqing Ma – note 8.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2011, no preferred stock was issued.

Note 8 - SHARE BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,894 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”).  The consultancy services are to be performed for three years after signing the Consultancy Agreement.  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865.  The fair value of the shares issued per share was based on the quoted market price of CGII’s shares. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed.  For the years ended September 30, 2011 and 2010, the Company amortized share-based payment expenses of $346,123 and $Nil respectively. The unrecognized share-based payment expense of $677,742 as of September 30, 2011 (2010 : Nil) will be amortized up to September 2013.  There is no tax benefit related to the share-based payment expense recognized.

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totaling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company.  The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200.  The fair value of the shares issued per share is based on the quoted market price of CGII’s shares.  As of September 30, 2011, 40,000 shares with a grant date fair value of $40,400 were vested.  The remaining 80,000 shares are unvested.  For the years ended September 30, 2011 and 2010, the Company recognized $56,123 and $Nil, respectively, as share-based payment expense.  The total cost related to non-vested shares not yet recognized as of September 30, 2011 was $65,077(2010 : Nil) and will be recognized and accounted for as separate awards based on the grant date value of the shares to be issued in each tranche over the requisite service period up to June 2013.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 8 - SHARE BASED PAYMENTS (CONTINUED)

The Company therefore recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $402,246 and $Nil for the years ended September 30, 2011 and 2010, respectively.

Note 9 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2011 and 2010, the Company had allocated $500,088 and $146,429 in aggregate to these non-distributable reserve funds, respectively.

Note 10 - OTHER COMPREHENSIVE INCOME

Movements and balances of accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2011 and 2010, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income

Balance at September 30, 2009	$109,559	$109,559
Change for 2010	17,796	17,796

Balance at September 30, 2010	127,355	127,355
Change for 2011	92,443	92,443

Balance at September 30, 2011	$219,798	$219,798

Note 11 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

One and nil customer accounted for more than 5% of accounts receivable at September 30, 2011 and 2010, totaling 32% and nil, respectively.  For the years ended September 30, 2011 and 2010, no customer accounted for greater than 10% of total sales amounts.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 13 – DEPOSIT FOR ACQUISITION OF A SUBSIDIARY

On September 26, 2011, the Company’s wholly owned subsidiary Shenzhen Digital Image Technology Co., Ltd. (“SZ DIT”) entered into a letter of Intent for Share Purchase (the “Acquisition agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”) which is a recently formed start-up company involved in three dimensional technology. Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SZ DIT in exchange for $937,236 (CNY6,000,000).

The purchase price was placed in escrow and will be released at closing upon the transfer of shares is approved by the relevant PRC government authority.

On September 28, 2011, SZ DIT paid the full purchase price of $937,236 (CNY6,000,000) and such amount is included in deposit in the consolidated balance sheet since the share transfer procedures are not yet completed as at September 30, 2011.

The acquisition in essence is to secure the long term employment of the two shareholders and three staff of the investee Company to work for SZDIT so that all business that has been secured and will be obtained through the two shareholders and three staff  will be taken over by SZDIT.

Note 14 - NON-FINANCIAL IMPACT OF THE COMPANY

1)	Capital commitment
As at September 30, 2011 and 2010, the Company had total capital commitment as follows:

	2011	2010

Total consideration for the leasehold property	$10,403,324	$-
Less: Deposit paid	(781,030)	-

Total capital commitment	$9,622,294	$-

On September 22, 2011, the Company entered into an agreement to purchase a leasehold property situated in Shenzhen, PRC as its office premise. The acquisition of the leasehold property is expected to be completed by early 2012.  The acquisition will be financed by a mortgage loan, however the terms of the mortgage loan are still in the negotiation stage.

COMPUTER GRAPHICS INTERNATIONAL INC.
(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 14 - NON-FINANCIAL IMPACT OF THE COMPANY (CONTINUED)

2)	Leases commitment and rental deposits
As at September 30, 2011 and 2010, the Company had total future aggregate minimum lease payments under non-cancellable operating leases for the Company’s office premises located in PRC as follows:

	2011	2010

Within 1 year	$122,946	$52,254
1 - 2 year	36,656	-
2 - 3 year	-	-
3 - 4 year	-	-
4 - 5 year	-	-
	$159,602	$52,254

Rental deposits paid for leasing of the office premises in the sum of $53,093 (2010 : $15,198) are recorded as non-current (2010 : as current) asset as the lease expires over 1 year (2010 : within 1 year).

Note 15 - SUBSEQUENT EVENTS

In connection with the terms of the Acquisition Agreement set out in note 13 hereinaforesaid, on December 27, 2011, the acquisition of Guangzhou was completed and that the name of Guangzhou then changed to "Guangzhou Digital Image Technologies Co., Ltd."