Form 10-Q
period 2011-12-31
Computer Graphics International Inc.
filed 2012-02-21
CIK 1242513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 16, 2012, there were outstanding 16,291,854 shares of the Registrant’s Common Stock.

COMPUTER GRAPHICS INTERNATIONAL INC.

PART I.

FINANCIAL INFORMATION

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	Notes	December 31,	September 30,
		2011	2011
		(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents		$1,249,015	$779,132
Notes receivable	5	24,745	-
Accounts receivable, net of provision of $Nil (September 30, 2011 : $Nil)		173,458	307,109
Value-added tax recoverable		12,673	5,865
Other receivables and deposits		26,478	45,274
Inventory	2	-	2,080
Total Current Assets		1,486,369	1,139,460

Property and equipment, net of accumulated depreciation of $200,614 (September 30, 2011 : $149,509)	2	969,098	871,051
Rental deposits	15(2)	55,395	53,093
Monies held by a legal firm	14	471,350	937,236
Deposit for acquisition of a leasehold property	15(1)	785,583	781,030

Total non-current assets		2,281,426	2,642,410

Total Assets		$3,767,795	$3,781,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		$-	$29,291
Accrued expenses and other payable		288,057	225,235
Provision for employee benefits	14	50,964	-
Income tax payable	7	293,774	263,417
Total Current Liabilities		632,795	517,943
Amount due to a shareholder	3	1,929,812	1,845,380
Total Liabilities		2,562,607	2,363,323

Stockholders' Equity
Common stock, US$0.0001 par value, 900,000,000 shares authorized, 16,291,854 shares issued and outstanding at December 31, 2011 and September 30, 2011 respectively	8	1,629	1,629
Additional paid-in capital		1,094,390	1,079,649
Common stock issued for prepaid service	9	(592,420)	(677,742)
Statutory reserves	10	656,900	500,088
Accumulated other comprehensive income	11	233,815	219,798
(Accumulated loss)/Retained earnings		(189,126)	295,125
Total Stockholders' Equity		1,205,188	1,418,547

Total Liabilities and Stockholders' Equity		$3,767,795	$3,781,870

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

	2011	2010

Sales	$1,952,720	$3,417,115

Cost of sales	(842,276)	(1,331,746)

Gross profit	1,110,444	2,085,369

Selling, general and administrative expenses	(1,407,679)	(242,851)

(Loss)/income from operations	(297,235)	1,842,518

Other Income/(expense)
Interest income	643	2,688
Exchange loss	(914)	-
Bank charges	(1,168)	(454)
Total other (expenses)/income	(1,439)	2,234

(Loss)/income before income taxes	(298,674)	1,844,752

Provision for income taxes	(28,765)	(420,778)

Net (loss)/income	$(327,439)	$1,423,974

Weighted average common shares outstanding
Basic	16,291,854	15,804,578
Diluted	16,291,854	15,804,578

Net income per common share
Basic	$-	$0.09
Diluted	$-	$0.09

Net (loss)/income	$(327,439)	$1,423,974
Other comprehensive income	14,017	21,068

Comprehensive (loss)/income	$(313,422)	$1,445,042

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(327,439)	$1,423,974
Adjustments to reconcile net income to net cash provided by operating activities :
Provision for employee benefits	50,964	-
Depreciation	50,137	9,403
Share-based payment expense	100,063	-
Changes in operating assets and liabilities :-
Monies held by legal firm	470,436	-
Notes receivable	(24,698)	-
Accounts receivable	135,179	54,348
Other receivables	17,033	(1,605)
Inventory	2,088	-
Amount due to a shareholder	78,667	70,167
Accounts payable	(29,404)	8,700
Accrued expenses and other payable	61,424	32,082
Value-added tax liability - net	(6,761)	(53,593)
Income tax payable	28,765	(6,663)

Net cash provided by operating activities	606,454	1,536,813

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(142,925)	(7,734)

Net cash used in investing activities	(142,925)	(7,734)

Effect of exchange rate changes on cash and cash equivalents	6,354	24,448

Net increase in cash and cash equivalents	469,883	1,553,527

Cash and cash equivalents, beginning balance	779,132	956,402

Cash and cash equivalents, ending balance	$1,249,015	$2,509,929

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

				Common			Retained
	Common	Common	Additional	Stock Issued		Other	Earnings/	Total
	Stock	Stock	Paid-in	For Prepaid	Statutory	Comprehensive	(Accumulated	Stockholders
	Outstanding	Amount *	Capital *	Service	Reserves	Income	Losses)	Equity

Balance September 30, 2010	14,462,684	$1,446	$283,109	$-	$146,429	$127,355	$215,423	$773,762
Foreign currency translation adjustments	-	-	-	-	-	92,443	-	92,443
Distribution upon Group reorganization	-	-	(283,265)	-	-	-	-	(283,265)
Acquisition of CGII	447,276	45	(45)	-	-	-	-	-
Issuance of promissory notes recorded as deemed distribution to shareholders	-	-	-	-	-	-	(2,368,471)	(2,368,471)
Issuance of common stock for prepaid service - note 9	1,341,894	134	1,023,731	(1,023,865)	-	-	-	-
Issuance of common stock to employee - note 9	40,000	4	56,119	-	-	-	-	56,123
Record of amortization of prepaid services - note 9	-	-	-	346,123	-	-	-	346,123
Income for the year ended September 30, 2011	-	-	-	-	-	-	2,801,832	2,801,832
Transferred to statutory reserve	-	-	-	-	353,659	-	(353,659)	-

Balance September 30, 2011	16,291,854	1,629	1,079,649	$(677,742)	500,088	219,798	295,125	1,418,547
Foreign currency translation adjustments	-	-	-	-	-	14,017	-	14,017
Record of amortization of prepaid services - note 9	-	-	-	85,322	-	-	-	85,322
Net loss for the three months ended December 31, 2011	-	-	-	-	-	-	(327,439)	(327,439)
Recognition of share-based payments – note 9	-	-	14,741	-	-	-	-	14,741
Transferred to statutory reserve	-	-	-	-	156,812	-	(156,812)	-

Balance December 31, 2011	16,291,854	$1,629	$1,094,390	$(592,420)	$656,900	$233,815	$(189,126)	$1,205,188

* The above information has been restated to reflect the 1-for-2.18 reverse split of the Company's common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Note 1 - ORGANIZATION

Computer Graphics International Inc. (“CGII” or “the Company”) was incorporated under the laws of the State of Nevada on February 27, 2003. China Digital Image Organization Co., Limited (“China Digital”) was incorporated in Hong Kong on August 5, 2009. China Digital holds 100% of Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”), a company incorporated in Shenzhen, Peoples’ Republic of China (“PRC”), and ultimately holds 100% of Shenzhen Digital Image 3D Design & Development Co., Ltd. (“Shenzhen 3D Design”), a company also incorporated in Shenzhen, PRC.

Pursuant to a series of transactions completed in October, 2010, China Digital became the holding company of SDIT and Shenzhen 3D Design (the "Group Reorganization"). In October, 2010, China Digital acquired a 100% interest in SDIT (which directly holds a 100% interest in Shenzhen 3D Design at a consideration of CNY2,000,000 (equivalent to $283,265)). Prior to and after this acquisition, both China Digital and SDIT were controlled by the same party, Hua Zeng. Hua Zeng already controlled and held a 100% interest in Shenzhen 3D Design in January, 2007. In August, 2010, SDIT acquired a 100% interest of Shenzhen 3D Design. Prior to and after this acquisition, both SDIT and Shenzhen 3D Design were controlled by Hua Zeng.

Since China Digital, SDIT and Shenzhen 3D Design were under common control of the ultimate controlling party, Hua Zeng, both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SDIT and Shenzhen 3D Design and the group structure had been in existence throughout the three months ended December 31, 2011 and the year ended September 30, 2011 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

On March 31, 2011, CGII entered into and closed a share purchase and exchange agreement (the “Share Exchange Agreement”) with China Digital, the shareholders of China Digital, and Thomas E. Mills, pursuant to which CGII acquired 100% of the issued and outstanding capital stock of China Digital (the “Share Exchange”) in exchange for (i) 14,462,684 shares of CGII’s common stock, representing 97% of the increased issued and outstanding stock of CGII, and (ii) payment (“the Cash Component”) of $2,368,471 (Note 6). The Cash Component was payable in full within 12 months after the closing of the Share Exchange.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

On September 26, 2011, the Company’s wholly owned subsidiary, SDIT entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd, a recently formed start-up company involved in three dimensional technology (“Guangzhou”). Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for CNY6,000,000 (equivalent to $937,236).  There is no prior relationship between the Company and its affiliates and Guangzhou and its affiliates.

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into between Li Dongxiang and Zeng Xianguang (together, the “Sellers”) and three non-shareholder employees of Guangzhou Fanyutuo 3D Technology and SDIT on September 26, 2011.

Extracts to the Supplemental Agreements are:

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

ii)	5 working days after execution of the supplemental agreement 50% of the amount of $937,236 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)	5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with SDIT, 30% of the amount of $937,236 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)	5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with SDIT, 20% of the amount $937,236 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)	As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)	In the event that any one of the Sellers and the three non-shareholder employees left employment with SDIT during the three years Agreement period, the acquisition price shall not establish.

The acquisition of Guangzhou was in essence to secure the long term employment of the Sellers and the three non-shareholder employees to work for SDIT.

Guangzhou was a start-up company with minimal assets and liabilities that were considered of no real value. Following the acquisition, Guangzhou was placed in dormancy with no business activities undergoing. In light of the aforesaid, the management considers that the acquisition is not a business combination, as defined under ASC Topic 805, in substance and therefore the purchase consideration is accounted for as employee benefits. The employee benefits so expensed are reported under Selling, general and administrative expense in the consolidated statement of income and comprehensive income as detailed in note 2.

The Company operates in a single reportable segment. The principal activities of the Company are engaged in sales in majority of software promotion related products to customers in the nature of demonstration videos and motion pictures using the application of three-dimension vision technology.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended September 30, 2011. The results for the three months ended December 31, 2011, are not necessary indicative of the results to be expected for the full year ending September 30, 2011.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the three months ended December 31, 2011, all reference for periods subsequent to July 1, 2009 are based on the Codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Employee benefits

In respect of the Company’s acquisition of a subsidiary, Guangzhou as referred to in note 1, management considers that the amount of acquisition price of $937,236 (CNY6,000,000), should be accounted for as employee benefits under Selling, general and administrative expense in the consolidated statement of income and comprehensive income on the following basis :-

i)	50% of the amount $937,236 i.e. $471,350 (CNY3,000,000) paid to the Sellers 5 working days after execution of the Supplemental Agreement was in the nature of inducement fee for securing the employment of the Sellers and the three non-shareholder employees. The payment should be accounted for as employee benefits and charged to the consolidated statement of income and comprehensive income upon payment.

ii)	50% of the amount $937,236 i.e. $471,350 (CNY3,000,000) will continue to be held under escrow as monies held by a legal firm for meeting future contingent payment under the terms of payment as set out in note 1 :-

$282,810 (CNY1,800,000) (September 30, 2011: $281,171 (CNY1,800,000) is payable to the Sellers on completion of the two years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of two years commencing from September 26, 2011.

The remaining amount of $188,540 (CNY1,200,000) (September 30, 2011 : $187,447 (CNY1,200,000) is payable to the Sellers on completion of the three years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of three years commencing from September 26, 2011.

Pursuant to a letter of confirmation dated February 10, 2012 executed by the two Selling shareholders, should any of the Sellers and the three non-shareholder employees cease employment with SDIT before the expiry of the three-years period, the balance consideration of CNY3,000,000 will be reduced by CNY600,000 for any one of the Sellers and the three non-shareholder employees each.

Translation Adjustment

As of December 31, 2011 and September 30, 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended December 31, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of December 31, 2011 and September 30, 2011.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of December 31, 2011 and September 30, 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. There were no allowances for doubtful accounts as of December 31, 2011 and September 30, 2011.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Inventories

The Company engages in sales in majority of software promotion related products to customers in the nature of demonstration video and motion pictures using the application of three dimension vision technology and in addition the Company also sourced hardware as part of the production project, procured for customers. The Company normally does not hold inventory as production are made when customized orders are placed by customers.

At December 31, 2011, the Company did not have inventory of hardware acquired for customers that had not yet been delivered to the customers (September 30, 2011: hardware were acquired for a customer that had not yet been delivered to that customer in the amount of $2,080) and are valued at the lower of cost or market. Costs related to the cost of procurement of hardware for customer are capitalized as incurred.

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

Furniture and fixtures	5 years
Leasehold improvement	5 years
Motor vehicles	10 years
Office equipment	5 years

As of December 31, 2011 and September 30, 2011 Property, Plant & Equipment consist of the following:

	12/31/2011	09/30/2011
Furniture and fixtures	$133,564	$113,422
Leasehold improvement	471,350	468,619
Motor vehicles	39,707	39,476
Office equipment	525,091	399,043

Total	$1,169,712	$1,020,560

Accumulated depreciation	(200,614)	(149,509)

	$969,098	$871,051

Depreciation expense for the three months ended December 31, 2011 and 2010 was $50,137 and $9,403, respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

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

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2011, there were no impairments of its long-lived assets.

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the Consolidated Balance Sheet for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the three months ended December 31, 2011 and 2010, the Company incurred advertising expenses of $10,387 and $Nil, respectively.

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of selling, general and administrative expenses. For the three months ended December 31, 2011 and 2010, the Company incurred shipping and handling fees of $3,702 and $506, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. At December 31, 2011 and September 30, 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. During the three months ended December 31, 2011 and 2010, one and nil customer accounted for more than 10% of net sales revenue. As of December 31, 2011 and September 30, 2011, eight and six customers accounted for more than 5% of net accounts receivable respectively (Note 13). For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which provides guidance on fair value measurements and clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income, ASU 2011-05, Presentation of Comprehensive Income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”) which defers certain requirements within ASU 2011-05. These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This new guidance is to be applied retrospectively. Other than the presentational changes that will be required, the adoption of this standard is not expected to have any impact on the Company's consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes that the adoption of this update will not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2011, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 - DUE TO A SHAREHOLDER

As of December 31, 2011 and September 30, 2011, the Company has amount due to a shareholder of $1,929,812 and $1,845,380, respectively. The amount due to a shareholder is unsecured, interest-free and will not be required to repay to the shareholder until such time that the Company has the necessary financial resources to repay the amount due.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 – NOTES RECEIVABLE

Notes receivable amounted to $24,275 (CNY157,500) as of December 31, 2011 (September 30, 2011: $Nil) consist of bank acceptance bills from a customer as settlement of accounts receivable. Bank acceptance bills are accepted by the remitters’ banks in such a way that the bills entitle the holders of the bills to receive the full face amount from the remitting bank at maturity, which bears no interest and maturity generally ranges from three to six months from the date of issuance.

Note 6 - NOTES PAYABLE

On March 31, 2011, the Company issued certain promissory notes with an aggregate principal amount of $2,368,471 (Note 1) to the former shareholders of China Digital pursuant to the Share Exchange Agreement. Such notes were settled in full in May, 2011.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Note 7 - INCOME TAXES

The Company operates in more than one jurisdiction with its main operations conducted in PRC and virtually no activities in USA, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows

	Three Months Ended December 31,
	2011	2010

Income tax at U.S. statutory rate (34%)	$-	$627,216
State tax, net of federal effect	-	-
Foreign rate differential	-	(166,028)
Expenses not deductible for tax	34,021	-
Others	(5,256)	(40,410)
Provision for income tax	$28,765	$420,778

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Provision for income taxes for each of the three months ended December 31, 2011 and 2010 consists entirely of current taxes for the operations in PRC. There were no deferred tax differences in both periods.

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

For the three months ended December 31, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax payable in the Consolidated Balance Sheets is comprised as follows:

	12/31/2011	09/30/2011

Balance brought forward	$(263,417)	$(425,458)
Current tax provision for the period/year	(28,765)	(1,132,175)
Tax paid during the period/year	-	1,294,216
Others	(1,592)	-

Balance carried forward	$(293,774)	$(263,417)

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Note 8 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock of par value of $0.0001 per share.

As detailed in Note 1 above, on March 31, 2011, China Digital became a wholly-owned subsidiary of CGII through issuance of 14,462,684 shares of common stock of par value of $0.0001 per share pursuant to the Share Exchange Agreement.

For accounting purposes, this transaction was treated as reverse acquisition and the CGII’s equity accounts at September 30, 2010 prior to the acquisition are restated based on the ratio of the exchange of 14,462,684 of CGII’s shares for 10,000 of China Digital’s shares. As the par value of each share of CGII and China Digital are $0.0001 and $0.129, respectively, the difference in capital of $1,863 arising from this reverse acquisition is reallocated from additional paid-in capital to common stock.

On April 19, 2011, the Company issued 1,341,894 shares of common stock to Well Trend Consultant Limited (“Well Trend”) - Note 9.

On June 7, 2011, the Company effected a 1-for-2.18 reverse stock split of its outstanding common stock. The information contained herein gives retroactive effect to the reverse stock split for all periods presented.

On July 26, 2011, the Company issued 40,000 shares of common stock to the Company’s Chief Financial Officer, Yongqing Ma – Note 9.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2011, no preferred stock was issued.

Note 9 - SHARE BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,894 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”). The consultancy services are to be performed for three years after signing the Consultancy Agreement. The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865. The fair value of the shares issued per share was based on the quoted market price of CGII’s shares. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed. For the three months ended December 31, 2011 and 2010, the Company amortized share-based payment expenses of $85,322 and $Nil respectively. The unrecognized share-based payment expense of $592,420 as of December 31, 2011 (2010: $Nil) will be amortized up to September 2013. There is no tax benefit related to the share-based payment expense recognized.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totalling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company. The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200. The fair value of the shares issued per share is based on the quoted market price of CGII’s shares. As of December 31, 2011, 40,000 shares with a grant date fair value of $40,400 were vested. The remaining 80,000 shares are unvested. For the three months ended December 31, 2011 and 2010, the Company recognized $14,741 and $Nil respectively as share-based payment expense. The total cost related to non-vested shares not yet recognized as of December 31, 2011 and September 30, 2011 was $50,336 and $65,077, respectively and will be recognized and accounted for as separate awards based on the grant date value of the shares to be issued in each tranche over the requisite service period up to June 2013.

The Company therefore recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $100,063 and $Nil for the three months ended December 31, 2011 and 2010, respectively.

Note 10 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2011 and September 30, 2011, the Company had allocated $656,900 and $500,088 in aggregate to these non-distributable reserve funds, respectively.

Note 11 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2011 and September 30, 2011, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at September 30, 2010	$127,355	$127,355
Change for the year	92,443	92,443
Balance at September 30, 2011	219,798	219,798
Change for 2012 Q1	14,017	14,017
Balance at December 31, 2011	$233,815	$233,815

Note 12 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

Eight and six customers accounted for more than 5% of accounts receivable at December 31, 2011 and September 30, 2011, totaling 79% and 64%, respectively. For the three months ended December 31, 2011 and 2010, one and nil customer accounted for more than 10% of total sales, amounting to 40% and nil, respectively.

Note 14 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS

On September 26, 2011, the Company’s wholly-owned subsidiary Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”) entered into a letter of intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”), a recently formed start-up company involved in three dimensional technology. Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for $937,236 (CNY6,000,000).

A Supplemental Letter of Intent for Purchase Agreement ( “Supplemental Agreement”) was entered into on September 26, 2011. Extracts to the Supplemental Agreement are:

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

ii)	5 working days after execution of the supplemental agreement 50% of the amount of $937,236 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)	5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with SDIT, 30% of the amount of $937,236 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)	5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with SDIT, 20% of the amount $937,236 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)	As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)	In the event that any one of the Sellers and the three non-shareholder employees left employment with SDIT during the three years Agreement period, the acquisition price shall not establish.

Management considers that in the event that any one of the Sellers or the three non-shareholder employees terminates employment with SDIT before completion of the three years Agreement period, any payment that had paid to the Sellers under the terms of the Supplemental Agreement will not be repaid back to the Company. The unpaid balance in respect of the remaining Agreement period, shall cease to be payable to the Sellers and that the Acquisition price shall then be reduced in proportion to the number of Sellers and the three non-shareholder employees left employment before completion of the three years Agreement period.

Management also considers that the acquisition is in fact to secure three years continuing employment of the Sellers and three non-shareholder employees of Guangzhou by SDIT.

On September 28, 2011, SDIT paid the full amount of $937,236 (CNY6,000,000) to the legal firm witnessing the transaction under Escrow.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

50% of the amount $937,236 i.e. $471,350 (CNY3,000,000) was then paid to the Sellers following execution of the Supplemental Agreement and that the remaining balance $471,350 (CNY3,000,000) remains under the custody of the legal firm witnessing the transaction under Escrow for future payments to the Sellers in accordance with the terms of the Supplemental Agreement.

The Company therefore accounts for:

(a)	50% of the amount, $471,350 (CNY3,000,000) that was paid to the Sellers following execution of the Supplemental Agreement as employee benefits and expensed to consolidated statement of income and comprehensive income;

(b)	30% of the amount, $282,810 (CNY1,800,000) is expensed over the two years Agreement period with the corresponding entry credited to provision for employee benefits in the balance sheet. For the three months ended December 31, 2011 and December 31, 2010, total amount of $35,283 (2010 : $Nil) of employee benefits was expensed;

(c)	20% of the amount, $188,540 (CNY1,200,000) is expensed over the three years Agreement period with the corresponding entry credited to provision for employee benefits in the balance sheet. For the three months ended December 31, 2011 and December 31, 2010, total amount of $15,681 (2010 : $Nil) of employee benefits was expensed.

In total, the Company incurred employee benefits of US$521,400 and $Nil for the three months ended December 31, 2011 and 2010 respectively under the Acquisition Agreement and the Supplemental Agreement.

Note 15 - NON-FINANCIAL IMPACT OF THE COMPANY

1)	Capital commitment

As at December 31, 2011 and September 30, 2011, the Company had total capital commitment as follows:

	12/31/2011	09/30/2011

Total consideration for the leasehold property	$10,463,965	$10,403,324
Less: Deposit paid	(785,583)	(781,030)

Total capital commitment	$9,678,382	$9,622,294

On September 22, 2011, the Company entered into an agreement to purchase a leasehold property situated in Shenzhen, PRC as its office premise. The acquisition of the leasehold property was expected to be completed by early 2012. However, subsequent to December 31, 2011, the acquisition did not materialize and that the purchase arrangement was cancelled. The whole amount of deposit paid of US$785,583 was refunded by the vendor on February 13, 2012.

2)	Leases commitment and rental deposits

As at December 31, 2011 and September 30, 2011, the Company had total future aggregate minimum lease payments under non-cancellable operating leases for the Company’s office premises located in PRC as follows:

	12/31/2011	09/30/2011

Within 1 year	$99,072	$122,946
1 - 2 year	26,815	36,656
2 - 3 year	-	-
3 - 4 year	-	-
4 - 5 year	-	-

	$125,887	$159,602

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

Rental deposits paid for leasing of the office premises in the sum of $55,395 (September 30, 2011 : $53,093) are recorded as non-current asset (September 30, 2011: as non-current asset) as the lease expires over 1 year (September 30, 2011: over 1 year).

Note 16 - SUBSEQUENT EVENTS

For the three months ended December 31, 2011, the Company has evaluated subsequent events through February 15, 2012 (date of issue of this consolidated financial statements), for potential recognition disclosure. Except as stated below, there were no other significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements:

-	The agreement to purchase a leasehold property situated in Shenzhen, PRC as set out in Note 15)1) “Capital commitment” was cancelled and the amount of deposit already paid of US$785,583 was refunded to the Company in full by the vendor of the leasehold property on February 13, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on December 29, 2011.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

☐	our ability to expand domestically and internationally in 2012;

☐	our ability to create standardized and centralized production procedures and standards;

☐	our ability to attract key technology and management personnel;

☐	our ability to strengthen our existing technology in efficiency and technology integration, and create a high-standard internal procedure and quality monitoring system;

☐	the market for 3D technology and our ability to achieve market share and develop new sales channels or other industry sales opportunities;

☐	our ability to obtain additional capital in future years to fund our planned expansion;

☐	economic, political, regulatory, legal and foreign exchange risks associated with our operations; or

☐	the loss of key members of our senior management and our qualified sales personnel.

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions.  In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on December 29, 2011.  Many of these factors are beyond our control.   Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

As a result of our acquisition of China Digital, we now own all of the issued and outstanding capital stock of China Digital, which in turn owns all of the issued and outstanding capital stock of Shenzhen Digital Image Technologies Co., Ltd, which in turn owns all of Shenzhen Digital Image 3D Design and Development Co., Ltd. and Guangzhou Digital Image Technologies Co., Ltd.

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

Recent Developments

 On September 22, 2011, the Company entered into an agreement to purchase a leasehold property situated in Shenzhen, PRC as its office premise. The acquisition of the leasehold property was expected to be completed by early 2012. However, subsequent to December 31, 2011, the acquisition did not materialize and that the purchase arrangement was cancelled. The whole amount of deposit paid of US$785,583 was refunded by the vendor on February 13, 2012.

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

Principal Factors Affecting Our Financial Performance

We believe our operating results will be primarily affected by the following factors:

☐	Our ability to expand our presence in the PRC market as we plan, including the client base, and our industry presence.

☐	Our ability to maintain a good relationship with our suppliers for continued supply of hardware equipment at a competitive price and quality in order to continue carrying out our current pricing strategy.

☐	Our ability to attract and retain key management personnel as well as technical staff for technology integration and new product development in this competitive market.

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

Value Added Taxes – We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of December 31, 2011 and 2010, we prepaid $12,672.70 and accrued $20,403.46, respectively, of unpaid VAT.

Results of Operations

The following table sets forth the key components of our results of operations for the three months ended December 31, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Three Months Ended			Three Months Ended
	December 31, 2011			December 31, 2010
		% of Net			% of Net
	Amount	Sales		Amount	Sales
Net Sales	$1,952,720	100%		$3,417,115	100%
Cost of sales	842,276	43%		1,331,746	39%
Gross profit	1,110,444	57%		2,085,369	61%
Selling, General and Administrative Expenses	1,407,679	72%		242,851	7%
Operating Income	(297,235)	(15%	)	1,842,518	54%
Other income & interest expense	(1,439)	0%		2,234	0%
Income Before Income Taxes	(298,674)	(15%	)	1,844,752	54%
Provision for income taxes	28,765	2%		420,778	12%
Net income	(327,439)	(17%	)	1,423,974	42%

Net Sales. Our net sales decreased to $1,952,720 for the three months ended December 31, 2011 from $3,417,115 for the comparable period of 2010, representing a 43% decrease. The decrease was primarily due to the decline in overall market demand in current Chinese real estate industry. The Company’s business is in transition from a majority of the real estate market to a full commercial CG industry. And it takes some time to train our new sales staff on the Company’s business and market before they are able to realize any sales and become fully productive.

Cost of Sales. Our cost of sales decreased to $842,276 for the three months ended December 31, 2011 from $1,331,746 for the comparable period of 2010, mainly due to the decreased cost for outsourced projects and hardware purchases, along with our decrease in sales. The cost of goods sold per sales ratio changed to 43% for the three months ended December 31, 2011 from 39% for the comparable period of 2010, mainly due to the increased production cost.

Gross Profit. Our gross profit decreased to $1,110,444 for the three months ended December 31, 2011 from $2,085,369 for the comparable period of 2010, representing a 47% decrease. This decrease in gross profit was primarily due to our decrease in sales. Also, a 4% of the decrease in gross profit was due to an increase in cost of sales.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses grew to $1,407,679 for the three months ended December 31, 2011 from $242,851 for the comparable period of 2010. The selling, general and administrative expense per sales ratio changed to 72% for the three months ended December 31, 2011 from 7% for the comparable period of 2010, mainly due to employee benefits related to the Company’s acquisition of Guangzhou Subsidiary, increased share-based payment expense for consulting services, increased salary due to rapid growth of sales staff and additional depreciation charge on leasehold improvements to office premises that were rented in April 2011.

Other Income. Other income decreased to $(1,439) for the three months ended December 31, 2011 from $2,234 for the comparable period of 2010. This decrease was mainly due to an increased exchange loss during this period in 2011 resulting from continued devaluation of the US dollar to PRC Renminbi.

Income Before Income Taxes. Our income before income taxes decreased to $(298,674) for the three months ended December 31, 2011 from $1,844,752 for the comparable period of 2010. The decrease was mainly due to the decrease in sales and the increase in selling, general and administrative expenses.

Provision for income taxes. Our provision for income taxes decreased to $28,765 for the three months ended December 31, 2011 from $420,778 for the comparable period of 2010. This decrease was mainly due to the lower income for the three months ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2011 and December 31, 2010, we had cash and cash equivalents of $1,249,015 and $2,509,929, respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended
	December 31,
	2011	2010
Net cash provided by operating activities	$606,454	$1,536,813
Net cash used in investing activities	(142,925)	(7,734)
Net cash provided by financing activities	-	-
Effects of Exchange Rate Change in Cash	6,354	24,448
Net Increase in Cash and Cash Equivalents	469,883	1,553,527
Cash and Cash Equivalent at Beginning of the Period	779,132	956,402
Cash and Cash Equivalent at End of the Period	1,249,015	2,509,929

Operating activities

Net cash provided by operating activities was $606,454 for the three months ended December 31, 2011, compared to $1,536,813 for the comparable period of 2010. The change was due to the $1,751,413 decrease in net income, the $470,436 decrease in monies held by legal firm, the $135,179 decrease in accounts receivable, the $24,698 increase in notes receivable, the $17,033 decrease in other receivable, the $2,088 decrease in inventory, the $78,667 increase in the amount due to a shareholder, the $29,404 decrease in accounts payable, the $61,424 increase in accrued expense and other payable, the $6,761 decrease in value-added tax liability, and the $28,765 increase in income tax payable.

Investing activities

Net cash used in investing activities for the three months ended December 31, 2011 was $142,925, compared to $7,734 for the comparable period of 2010. The change was mainly due to the increased purchases of property, plant and equipment.

Financing activities

No cash provided or used in financing activities for the three months ended December 31, 2011 and the three months ended December 31, 2010.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of December 31, 2011 and 2010 were both nil.

Impairment of Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2011, there were no impairments of its long-lived assets.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three-month periods ended December 31, 2011 and 2010 included net income and foreign currency translation adjustments.

Foreign Currency Translation

As of December 31, 2011 and 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which provides guidance on fair value measurements and clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income, ASU 2011-05, Presentation of Comprehensive Income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”) which defers certain requirements within ASU 2011-05. These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This new guidance is to be applied retrospectively. Other than the presentational changes that will be required, the adoption of this standard is not expected to have any impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes that the adoption of this update will not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures.

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

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on December 29, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

On September 26, 2011, Li Dongxiang and Zeng Xianguang (the “Transferor”) and Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”) entered into a Supplemental Agreement (the “Agreement”), which amends the Letter of Intent for Share Purchase ( the “Letter of Intent”) dated September 26, 2011. Hubei Tongjin (Shenzhen) Law Firm was the witness to this Agreement (the “Witness”). The following is a summary of the Agreement:

1.	Li Dongxiang, Zeng Xianguang, Chen Jiasong, Gu Rui, and Long Yan (the “Five Individuals”) of Guangzhou FanYuTuo 3D Technology Co., Ltd. (“Guangzhou”), hereby promised to work at Shenzhen Digital Image Technologies Co., Ltd. for at least three (3) years. Among the Five Individuals, Li Dongxiang and Zeng Xianguang are former shareholders of Guangzhou, and Chen Jiasong, Gu Rui, and Long Yan are former employees of Guangzhou.
2.	Li Dongxiang and Zeng Xianguang shall be paid through the Witness according to the following:
a.	50% of total acquisition price stipulated in the Letter of Intent will be paid through the Witness to Li Dongxiang and Zeng Xianguang herein within five(5) business days upon execution of this agreement;
b.	30% of total acquisition price stipulated in the Letter of Intent will be paid through the Witness to Li Dongxiang and Zeng Xianguang herein, within five(5) business days immediately after completion of two (2) years of employment of the said Five Individuals for SDIT;
c.	The remainder of 20% will be paid through the Witness to Li Dongxiang and Zeng Xianguang herein within five (5) business days immediately after completion of three (3) years of employment of the said Five Individuals for SDIT.
3.	If any of the said Five Individuals resigns from SDIT within three years during the period of the agreement, the purchase price described in the Agreement will not establish.
4.	This agreement shall be deemed as an inseparable part of the original agreement once it comes into effect. It has the same legal force as the original agreement. This Agreement shall govern if there is any conflict between this Agreement and the original agreement.
5.	This agreement is prepared in six (6) copies with the same legal force for the following: the registration office, the Witness, the two shareholders, Guangzhou FanYuTuo 3D Technology Co., Ltd., and Shenzhen Digital Image Technologies Co., Ltd.
6.	This agreement will come into effect upon the signing of the transferor and SDIT.
7.	Unless otherwise specified, all terms in this Agreement shall have the same definition as defined in the Letter of Intent dated September 26, 2011.

This above summary does not purport to reflect the entire provisions of the Agreement. Please see Exhibit 10.1 to this report for detailed information.

Item 6.  Exhibits.

Exhibits:
10.1	Supplemental Agreement Between Five Individuals and Shenzhen Digital Image Technologies Co., Ltd. Dated September 26, 2011.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: February 21, 2012	By:	/s/ Jing Wang
Jing Wang Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2012	By:	/s/ Yongqing Ma
Yongqing Ma Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

