Form 10-Q
period 2012-03-31
Computer Graphics International Inc.
filed 2012-05-21
CIK 1242513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, there were outstanding 16,291,854 shares of the Registrant’s Common Stock.

COMPUTER GRAPHICS INTERNATIONAL INC.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

3

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Computer Graphics International Inc.

We have reviewed the accompanying Consolidated Balance Sheet of Computer Graphics International Inc. as of March 31, 2012, and the related Consolidated Statements of Income and Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statement of Stockholders’ Equity for the each of six months and three months ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of Computer Graphics International Inc. as of September 30, 2011 and the related Consolidated Statements of Income and Comprehensive Income and Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity for the year then ended; and in our report dated December 28, 2011 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of September 30, 2011, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong

May 15, 2012

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	Notes	March 31,	September 30,
		2012	2011
		(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents		$45,737	$779,132
Notes receivable	5	24,952	-
Accounts receivable, net of provision of $Nil (September 30, 2011 : $Nil)		580,529	307,109
Value-added tax recoverable		-	5,865
Income tax recoverable	7	192,332	-
Other receivables and deposits		52,820	45,274
Inventory	2		2,080
Total Current Assets		896,370	1,139,460

Property and equipment, net of accumulated depreciation of $257,534 (September 30, 2011 : $149,509)	2	942,288	871,051
Rental deposits	15(2)	71,698	53,093
Monies held by a legal firm	14	475,270	937,236
Deposit for acquisition of a leasehold property	15(1)	-	781,030

Total non-current assets		1,489,256	2,642,410

Total Assets		$2,385,626	$3,781,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		$8,249	$29,291
Accrued expenses and other payable		317,841	225,235
Provision for employee benefits	14	102,571	-
Income tax payable	7	-	263,417
Total Current Liabilities		428,661	517,943
Amount due to a shareholder	3	810,574	1,845,380
Total Liabilities		1,239,235	2,363,323

Stockholders' Equity
Common stock, US$0.0001 par value, 900,000,000 shares authorized, 16,291,854 shares issued and outstanding at March 31, 2011 and September 30, 2011 respectively	8	1,629	1,629
Additional paid-in capital		1,109,131	1,079,649
Common stock issued for prepaid service	9	(507,098)	(677,742)
Statutory reserves	10	656,900	500,088
Accumulated other comprehensive income	11	259,089	219,798
(Accumulated losses)/Retained earnings		(373,260)	295,125
Total Stockholders' Equity		1,146,391	1,418,547

Total Liabilities and Stockholders' Equity		$2,385,626	$3,781,870

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Sales	$1,001,034	$2,381,706	$2,953,754	$5,798,821

Cost of sales	(664,023)	(981,086)	(1,506,299)	(2,312,831)

Gross profit	337,011	1,400,620	1,447,455	3,485,990

Selling, general and administrative expenses	(980,745)	(377,602)	(2,388,425)	(620,455)

(Loss)/income from operations	(643,734)	1,023,018	(940,970)	2,865,535

Other income/(expenses)
Interest income	216	2,649	860	5,337
Exchange loss	-	-	(914)	-
Bank charges	(1,170)	(103)	(2,338)	(558)
Total other (expenses)/income	(954)	2,546	(2,392)	4,779

(Loss)/income before income taxes	(644,688)	1,025,564	(943,362)	2,870,314

Income tax credit/(expenses)	460,554	(312,729)	431,789	(733,507)

Net (loss)/income	$(184,134)	$712,835	$(511,573)	$2,136,807

Weighted average common shares outstanding
Basic	16,291,854	14,463,909	16,291,854	14,463,909
Diluted	16,328,455	14,463,909	16,321,010	14,463,909

Net (loss)/income per common share
Basic	$(0.01)	$0.05	$(0.03)	$0.15
Diluted	$(0.01)	$0.05	$(0.03)	$0.15

Net (loss)/income	$(184,134)	$712,835	$(511,573)	$2,136,807
Other comprehensive income - foreign currency translation adjustment	25,274	19,187	39,291	40,255
Comprehensive (loss)/income	$(158,860)	$732,022	$(472,282)	$2,177,062

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(511,573)	$2,136,807
Adjustments to reconcile net income to net cash provided by operating activities :
Provision for employee benefits	102,571	-
Depreciation	105,517	19,128
Share-based payment expense	200,126	175,479
Changes in operating assets and liabilities :-
Monies held by legal firm	470,436	-
Notes receivable	(25,010)	-
Accounts receivable	(269,684)	(91,759)
Other receivables and deposits	(6,920)	2,191
Rental deposits	(17,893)	-
Inventory	2,114	(2,021)
Amount due to a shareholder	99,079	136,086
Accounts payable	(21,507)	-
Accrued expenses and other payable	89,767	7,008
Value-added tax liability - net	5,961	(33,796)
Income tax payable	(460,554)	(119,748)

Net cash (used in)/provided by operating activities	(237,570)	2,229,375

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of deposit for acquisition of a leasehold property	793,953	-
Purchase of property and equipment	(165,157)	(21,097)

Net cash provided by/(used) in investing activities	628,796	(21,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to a shareholder	(1,143,293)	-

Net cash (used in) financing activities	(1,143,293)	-

Effect of exchange rate changes on cash and cash equivalents	18,672	25,949

Net (decrease)/increase in cash and cash equivalents	(733,395)	2,234,227

Cash and cash equivalents, beginning balance	779,132	956,402

Cash and cash equivalents, ending balance	$45,737	$3,190,629

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

				Common			Retained
	Common	Common	Additional	Stock Issued		Other	Earnings/	Total
	Stock	Stock	Paid-in	For Prepaid	Statutory	Comprehensive	(Accumulated	Stockholders
	Outstanding	Amount *	Capital *	Service	Reserves	Income	Losses)	Equity

Balance September 30, 2010	14,462,684	$1,446	$283,109	$-	$146,429	$127,355	$215,423	$773,762
Foreign currency translation adjustments	-	-	-	-	-	92,443	-	92,443
Distribution upon Group reorganization	-	-	(283,265)	-	-	-	-	(283,265)
Acquisition of CGII	447,276	45	(45)	-	-	-	-	-
Issuance of promissory notes recorded as deemed distribution to shareholders	-	-	-	-	-	-	(2,368,471)	(2,368,471)
Issuance of common stock for prepaid service - note 9	1,341,894	134	1,023,731	(1,023,865)	-	-	-	-
Issuance of common stock to employee - note 9	40,000	4	56,119	-	-	-	-	56,123
Record of amortization of prepaid services - note 9	-	-	-	346,123	-	-	-	346,123
Income for the year ended September 30, 2011	-	-	-	-	-	-	2,801,832	2,801,832
Transferred to statutory reserve	-	-	-	-	353,659	-	(353,659)	-

Balance September 30, 2011	16,291,854	1,629	1,079,649	$(677,742)	500,088	219,798	295,125	1,418,547
Foreign currency translation adjustments	-	-	-	-	-	39,291	-	39,291
Record of amortization of prepaid services - note 9	-	-	-	170,644	-	-	-	170,644
Net loss for the six months ended March 31, 2012	-	-	-	-	-	-	(511,573)	(511,573)
Recognition of share-based payments - note 9	-	-	29,482	-	-	-	-	29,482
Transferred to statutory reserve	-	-	-	-	156,812	-	(156,812)	-

Balance March 31, 2012	16,291,854	$1,629	$1,109,131	$(507,098)	$656,900	$259,089	$(373,260)	$1,146,391

* The above information has been restated to reflect the 1-for-2.18 reverse split of the Company's common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Since China Digital, SDIT and Shenzhen 3D Design were under common control of the ultimate controlling party, Hua Zeng, both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SDIT and Shenzhen 3D Design and the group structure had been in existence throughout the six months ended March 31, 2012 and the year ended September 30, 2011 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

On September 26, 2011, the Company’s wholly owned subsidiary, SDIT entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd, a recently formed start-up company involved in three dimensional technology (“Guangzhou”). Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for Chinese Yuan Renminbi (“CNY”) 6,000,000 (equivalent to $937,236).  There is no prior relationship between the Company and its affiliates and Guangzhou and its affiliates.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

Guangzhou was a start-up company with minimal assets and liabilities that were considered of no real value. Following the acquisition, Guangzhou was placed in dormancy with no business activities undergoing. In light of the aforesaid, the management considers that the acquisition is not a business combination, as defined under ASC Topic 805, in substance and therefore the purchase consideration is accounted for as employee benefits. The employee benefits so expensed are reported under Selling, general and administrative expenses in the consolidated statement of income and comprehensive income as detailed in note 2.

The Company operates in a single reportable segment. The principal activities of the Company are engaged in sales in majority of software promotion related products to customers in the nature of demonstration videos and motion pictures using the application of three-dimension vision technology.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended September 30, 2011. The results for the six months ended March 31, 2012, are not necessary indicative of the results to be expected for the full year ending September 30, 2012.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the six months ended March 31, 2012, all reference for periods subsequent to July 1, 2009 are based on the Codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

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

Employee Benefits

In respect of the Company’s acquisition of a subsidiary, Guangzhou as referred to in note 1, management considers that the amount of acquisition price of $937,236 (CNY6,000,000), should be accounted for as employee benefits under Selling, general and administrative expenses in the consolidated statement of income and comprehensive income on the following basis:

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

$282,810 (CNY1,800,000) (September 30, 2011: $281,171 (CNY1,800,000)) is payable to the Sellers on completion of the two years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of two years commencing from September 26, 2011.

The remaining amount of $188,540 (CNY1,200,000) (September 30, 2011: $187,447 (CNY1,200,000)) is payable to the Sellers on completion of the three years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of three years commencing from September 26, 2011.

Pursuant to a letter of confirmation dated 10 February, 2012 executed by the two Selling shareholders, should any of the Sellers and the three non-shareholder employees cease employment with SDIT before the expiry of the three-years period, the balance consideration of CNY3,000,000 will be reduced by CNY600,000 for any one of the Sellers and the three non-shareholder employees each.

Translation Adjustment

As of March 31, 2012 and September 30, 2011, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi. Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months and three months ended March 31, 2012 and 2011 included net income and foreign currency translation adjustments.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of March 31, 2012 and September 30, 2011.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of March 31, 2012 and September 30, 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. There were no allowances for doubtful accounts as of March 31, 2012 and September 30, 2011.

Inventories

The Company engages in sales in majority of software promotion related products to customers in the nature of demonstration video and motion pictures using the application of three dimension vision technology and in addition the Company also sourced hardware as part of the production project, procured for customers. The Company normally does not hold inventory, as production are made when customized orders are placed by customers.

At March 31, 2012, the Company did not have inventory of hardware acquired for customers that had not yet been delivered to the customers (September 30, 2011: The hardware was acquired for a customer that had not yet been delivered to that customer in the amount of $2,080 that was valued at the lower of cost or market. Costs related to the cost of procurement of the hardware for customer were capitalized as incurred).

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Furniture and fixtures	5 years
Leasehold improvement	5 years
Motor vehicles	10 years
Office equipment	5 years

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

As of March 31, 2012 and September 30, 2011 Property and Equipment consist of the following:

	03/31/2012	09/30/2011
Furniture and fixtures	$151,310	$113,422
Leasehold improvement	475,270	468,619
Motor vehicles	40,037	39,476
Office equipment	533,205	399,043

Total	$1,199,822	$1,020,560

Accumulated depreciation	(257,534)	(149,509)

	$942,288	$871,051

Depreciation expense for the six months ended March 31, 2012 and 2011 was $105,517 and $19,128, respectively.

Depreciation expense for the three months ended March 31, 2012 and 2011 was $55,380 and $9,725, respectively.

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

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2012, there were no impairments of its long-lived assets.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the six months ended March 31, 2012 and 2011, the Company incurred advertising expenses of $13,490 and $Nil, respectively.

For the three months ended March 31, 2012 and 2011, the Company incurred advertising expenses of $3,103 and $Nil, respectively.

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of selling, general and administrative expenses. For the six months ended March 31, 2012 and 2011, the Company incurred shipping and handling fees of $8,534 and $1,722, respectively.

For the three months ended March 31, 2012 and 2011, the Company incurred shipping and handling fees of $4,832 and $1,216, respectively.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. At March 31, 2012 and September 30, 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. During the six months ended March 31, 2012 and 2011, one and no customer accounted for more than 10% of net sales revenue, respectively. As of March 31, 2012 and September 30, 2011, five and six customers accounted for more than 5% of net accounts receivable, respectively (Note 13). For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2012, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 - DUE TO A SHAREHOLDER

As of March 31, 2012 and September 30, 2011, the Company has amount due to a shareholder of $810,574 and $1,845,380, respectively. The amount due to a shareholder is unsecured, interest-free and will not be required to repay to the shareholder until such time that the Company has the necessary financial resources to repay the amount due.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 - NOTES RECEIVABLE

Notes receivable amounted to $24,952 (CNY157,500) as of March 31, 2012 (September 30, 2011: $Nil) consist of bank acceptance bills from a customer as settlement of accounts receivable. Bank acceptance bills are accepted by the remitters’ banks in such a way that the bills entitle the holders of the bills to receive the full face amount from the remitting bank at maturity, which bears no interest and maturity generally ranges from three to six months from the date of issuance.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Income tax at USA statutory rate (34%)	$(219,194)	$348,692	$(320,743)	$975,907
State tax, net of federal effect	-	-	-	-
Foreign rate differential	138,608	(92,301)	202,823	(258,328)
Expenses not deductible for tax	12,508	59,663	25,016	59,663
Tax effect of unused tax losses not recognized	56,480	-	4,775	-
Tax effect of unrecognized temporary difference	(6,287)	-	36,437	-
Over-provision in respect of prior year	(460,554)	-	(460,554)	-
Others	17,885	(3,325)	80,457	(43,735)
Income tax (credit)/expenses	$(460,554)	$312,729	$(431,789)	$733,507

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

On April 6, 2012, the Company obtains the approval from the tax authority of PRC that it fulfills certain tax requirements of a company engaging in the design of software and integrated circuit and thereby it is entitled to preferential tax relief for EIT. The Company is exempted from EIT in the first two profitable financial years of operation and is further granted a 50% relief from the EIT for the following three financial years. As the approval is officially given to the Company in April, 2012, no refund of tax would be made in respect of the EIT paid by the Company for the fiscal years ended December 31, 2010 and 2011, with the 50% relief from EIT becomes effective from the financial year commencing on January 1, 2011.

Provision for income taxes for each of the six months and three months ended March 31, 2012 and 2011 consists entirely of current taxes for the operations in PRC.

Subject to the approval of the relevant tax authorities in the PRC, the Company had tax losses carry-forward against future years’ taxable income expiring in 2017.

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as at March 31, 2012 and 2011 were as follows:

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

	03/31/2012	09/30/2011

Tax loss carry-forward	$56,480	$-
Depreciation allowances in excess of related depreciation charge	(3,416)	-
Amortization of employee benefits	(39,606)	-

	13,458	-
Less : valuation allowance	(13,458)	-

Deferred income tax benefit, net of valuation allowance	$-	$-

Deferred tax net asset which may arise as a result of these losses have been offset in these consolidated financial statements by a valuation allowance due to the uncertainty surrounding their realization.

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

For the six months and three months ended March 31, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax recoverable/(payable) in the Consolidated Balance Sheets is comprised as follows:-

	03/31/2012	09/30/2011

Balance brought forward	$(263,417)	$(425,458)
Current tax provision for the period/year	-	(1,132,175)
Over-provision of current tax for the period/year	460,554	-
Tax paid during the period/year	-	1,294,216
Others	(4,805)	-

Balance carried forward	$192,332	$(263,417)

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

On April 19, 2011, the Company issued 1,341,894 shares of common stock to Well Trend Consultant Limited (“Well Trend”) - Note 9.

On June 7, 2011, the Company effected a 1-for-2.18 reverse stock split of its outstanding common stock. The information contained herein gives retroactive effect to the reverse stock split for all periods presented.

On July 26, 2011, the Company issued 40,000 shares of common stock to the Company’s Chief Financial Officer, Yongqing Ma - Note 9.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2012, no preferred stock was issued.

Note 9 - SHARE BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,894 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”). The consultancy services are to be performed for three years after signing the Consultancy Agreement. The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865. The fair value of the shares issued per share was based on the quoted market price of CGII’s shares. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed. For the six months ended March 31, 2012 and 2011, the Company amortized share-based payment expenses of $170,644 and $Nil respectively. For the three months ended March 31, 2012 and 2011, the Company amortized share-based payment expenses of $85,322 and $Nil respectively. The unrecognized share-based payment expense of $507,098 as of March 31, 2012 (2011: $Nil) will be amortized up to September 2013. There is no tax benefit related to the share-based payment expense recognized.

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totaling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company. The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200. The fair value of the shares issued per share is based on the quoted market price of CGII’s shares. As of March 31, 2012, 40,000 shares with a grant date fair value of $40,400 were vested. The remaining 80,000 shares are unvested. For the six months ended March 31, 2012 and 2011, the Company recognized $29,482 and $Nil respectively as share-based payment expense. For the three months ended March 31, 2012 and 2011, the Company recognized $14,741 and $Nil respectively as share-based payment expense. The total cost related to non-vested shares not yet recognized as of March 31, 2012 and September 30, 2011 was $35,595 and $65,077, respectively and will be recognized and accounted for as separate awards based on the grant date value of the shares to be issued in each tranche over the requisite service period up to June 2013.

The Company therefore recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $200,126 and $Nil for the six months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, the Company recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $100,063 and $Nil, respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Note 10 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2012 and September 30, 2011, the Company had allocated $656,900 and $500,088 in aggregate to these non-distributable reserve funds, respectively.

Note 11 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at March 31, 2012 and September 30, 2011, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at September 30, 2010	$127,355	$127,355
Change for the year	92,443	92,443
Balance at September 30, 2011	219,798	219,798
Change for 2012 Q1	14,017	14,017
Balance at December 31, 2011	233,815	233,815
Change for 2012 Q2	25,274	25,274
Balance at March 31, 2012	$259,089	$259,089

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

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

Five and six customers accounted for more than 5% of accounts receivable at March 31, 2012 and September 30, 2011, totaling 67% and 64%, respectively. For the six months ended March 31, 2012 and 2011, one and no customer accounted for more than 10% of total sales, amounting to 27% and nil, respectively. For the three months ended March 31, 2012 and 2011, three and one customer accounted for more than 10% of total sales, amounting to 39% and 12%, respectively.

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

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into on September 26, 2011. Extracts to the Supplemental Agreement are:

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

In total, the Company incurred employee benefits of US$573,007 and $Nil for the six months ended March 31, 2012 and 2011 respectively under the Acquisition Agreement and the Supplemental Agreement.

In total, the Company incurred employee benefits of US$51,607 and $Nil for the three months ended March 31, 2012 and 2011 respectively under the Acquisition Agreement and the Supplemental Agreement.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Note 15 – NON-FINANCIAL IMPACT OF THE COMPANY

1)	Capital commitment

At March 31, 2012 and September 30, 2011, the Company had total capital commitment as follows:

	03/31/2012	09/30/2011

Total consideration for the leasehold property	$-	$10,403,324
Less: Deposit paid	-	(781,030)

Total capital commitment	$-	$9,622,294

On September 22, 2011, the Company entered into an agreement to purchase a leasehold property situated in Shenzhen, PRC as its office premise. The acquisition of the leasehold property was expected to be completed by early 2012. However, the acquisition did not materialize and that the purchase arrangement was cancelled. The whole amount of deposit paid of US$793,953 was refunded by the vendor on February 13, 2012.

2)	Leases commitment and rental deposits

At March 31, 2012 and September 30, 2011, the Company had total future aggregate minimum lease payments under non-cancellable operating leases for the Company’s office premises located in PRC as follows:

	03/31/2012	09/30/2011

Within 1 year	$491,243	$122,946
1 - 2 year	461,270	36,656
2 - 3 year	453,684	-
3 - 4 year	463,462	-
4 - 5 year	243,042	-

	$2,112,701	$159,602

Rental deposits paid for leasing of the office premises in the sum of $71,698 (September 30, 2011 : $53,093) are recorded as non-current asset (September 30, 2011: as non-current asset) as the lease expires over 1 year (September 30, 2011: over 1 year).

Note 16 - CHAIRMAN FINANCIAL UNDERTAKING

On May 15, 2012, the Chairman issues an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate funds to meet the Company’s financial obligations as when they are required thereby warranting that the operations of the Company will not be affected.

Note 17 - SUBSEQUENT EVENTS

For the six months ended March 31, 2012, the Company has evaluated subsequent events for potential recognition disclosure. There were no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

On May 31, 2011, we filed a certificate of amendment with the Secretary of State of Nevada changing our name to “Computer Graphics International Inc.” and effected a 1-for-2.18 reverse stock split of our common stock (the “Reverse Stock Split”).  The Reverse Stock Split took effect when approved by FINRA on June 7, 2011.  As a result of the Reverse Stock Split, the number of our shares outstanding was reduced from 35,428,981 shares immediately before the Reverse Stock Split to 16,251,846 shares immediately after the Reverse Stock Split.

Recent Developments

On September 22, 2011, the Company entered into an agreement to purchase a leasehold property situated in Shenzhen, PRC as its office premise. The acquisition of the leasehold property was expected to be completed by early 2012. However, subsequent to December 31, 2011, the acquisition did not materialize and that the purchase arrangement was cancelled. The whole amount of deposit paid of US$793,953 was refunded by the vendor on February 13, 2012.

On September 26, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”).  Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to Shenzhen Holding Company in exchange for RMB six million (approximately $937,236).  Guangzhou is a recently formed start-up company involved in three-dimensional technology.  On December 27, 2011, the parties closed the purchase and sale of shares of Guangzhou pursuant to terms of the Acquisition Agreement.  In connection with the closing, Guangzhou's name was changed to "Guangzhou Digital Image Technologies Co., Ltd."

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

On April 6, 2012, the Company obtains the approval from the tax authority of PRC that it fulfills certain tax requirements of a company engaging in the design of software and integrated circuit and thereby it is entitled to preferential tax relief of EIT. The Company is exempted from EIT in the first two profitable financial years of operation and is further granted a 50% relief from the EIT for the following three financial years. As the approval is officially given to the Company in April, 2012, no refund of tax would be made in respect of the EIT paid by the Company for the fiscal years ended December 31, 2010 and 2011, with the 50% relief from EIT becomes effective from the financial year commencing on January 1, 2011.

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

Value Added Taxes – We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of March 31, 2012, there was VAT recoverable of $Nil, compared to $41,021 of unpaid VAT we accrued as of March 31, 2011.

Results of Operations

The following table sets forth the key components of our results of operations for the three months and six months ended March 31, 2012 and 2011, both in dollars and as a percentage of our net sales.

	Six Months Ended		Six Months Ended
	March 31, 2012		March 31, 2011
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$2,953,754	100%	$5,798,821	100%
Cost of sales	1,506,299	51%	2,312,831	40%
Gross profit	1,447,455	49%	3,485,990	60%
Selling, General and Administrative Expenses	2,388,425	81%	620,455	11%
Operating Income	(940,970)	(32)%	2,865,535	49%
Other income & interest expense	(2,392)	0%	4,779	0%
(Loss)/Income Before Income Taxes	(943,362)	(32)%	2,870,314	49%
Provision for income taxes	(431,789)	(15)%	733,507	12%
Net (loss)/income	(511,573)	(17)%	2,136,807	37%

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$1,001,034	100%	$2,381,706	100%
Cost of sales	664,023	66%	981,086	41%
Gross profit	337,011	34%	1,400,620	59%
Selling, General and Administrative Expenses	980,745	98%	377,602	16%
Operating Income	(643,734)	(64)%	1,023,018	43%
Other income & interest expense	(954)	0%	2,546	0%
(Loss)/Income Before Income Taxes	(644,688)	(64)%	1,025,564	43%
Provision for income taxes	(460,554)	(46)%	312,729	13%
Net(loss)/ income	(184,134)	(18)%	712,835	30%

Net Sales. Our net sales decreased to $1,001,034 for the three months ended March 31, 2012 from $2,381,706 for the three months ended March 31, 2011, representing 58% decrease. Our net sales decreased to $2,953,754 for the six months ended March 31, 2012 from $5,798,821 for the six months ended March 31, 2011, representing a 49% decrease. The decrease is primarily due to the overall market decline in current Chinese real estate industry. The company’s business is in transition from a majority of the real estate market to a full commercial CG industry but it will take more time to get new industry customers.

Cost of Sales. Our cost of sales decreased to $664,023 for the three months ended March 31, 2012 from $981,086 for the three months ended March 31, 2011. Our cost of sales decreased to $1,506,299 for the six months ended March 31, 2012 from $2,312,831 for the six months ended March 31, 2011, mainly due to the decreased sales. The cost of goods sold per sales ratio increased to 51% for the six months ended March 31, 2012 from 40% for the six months ended March 31, 2011, The cost of goods sold per sales ratio changed to 66% for the three months ended March 31, 2012 from 41% for the three months ended March 31, 2011, mainly due to the increase cost and compensation of staff in production department.

Gross Profit. Our gross profit decreased to $337,011 for the three months ended March 31, 2012 from $1,400,620 for the three months ended March 31, 2011, representing a 76% decrease.  Our gross profit decreased to $1,447,455 for the six months ended March 31, 2012 from $3,485,990 for the six months ended March 31, 2011, representing a 58% decrease. This decrease was primarily due to the decreased sale and the increased cost of purchasing hardware and production.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses grew to $980,745 for the three months ended March 31, 2012 from $377,602 for the three months ended March 31, 2011.  Our selling, general and administrative expenses grew to $2,388,425 for the six months ended March 31, 2012 from $620,455 for the six months ended March 31, 2011. The Selling, General and Administrative Expense per sales ratio changed to 98% for the three months ended March 31, 2012 from 16% for the three months ended March 31, 2011, mainly due to employee benefits related to the Company’s acquisition of Guangzhou Subsidiary, increased share-based payment expense for consulting services, increased salary due to rapid growth of sales staff and additional depreciation charge on leasehold improvements to office premises that were rented in April 2011.

Other Income. Other income decreased to $(954) for the three months ended March 31, 2012 from $2,546 for the three months ended March 31, 2011. Other income decreased to $(2,392) for the six months ended March 31, 2012 from $4,779 for the six months ended March 31, 2011. This decrease was mainly due to the increased bank charges and decreased interest income.

(Loss)/Income Before Income Taxes. Our income before income taxes decreased to $(644,688) for the three months ended March 31, 2012 from $1,025,564 for the three months ended March 31, 2011, representing a 163% decrease.  Our income before income taxes decreased to $(943,362) for the six months ended March 31, 2012 from $2,870,314 for the six months ended March 31, 2011, representing a 133% decrease. The decrease was mainly due to the decrease in sales and increase in cost of sales and selling, general and administrative expenses.

Provision for income taxes. Our income tax credit was $460,554 for the three months ended March 31, 2012, compared to income tax expense $312,729 for the three months ended March 31, 2011. Our income tax credit was $431,789 for the six months ended March 31, 2012, compared to income tax expense $733,507 for the six months ended March 31, 2011. This change was mainly due to loss before income taxed for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2012 and March 31, 2011, we had cash and cash equivalents of $45,737 and $3,190,629, respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(all amounts in U.S. dollars)

	Six Months Ended
	March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(237,570)	$2,229,375
Net cash provided by (used in) investing activities	628,796	(21,097)
Net cash (used in) financing activities	(1,143,293)	-
Effects of Exchange Rate Change in Cash	18,672	25,949
Net (Decrease) Increase in Cash and Cash Equivalents	(733,395)	2,234,227
Cash and Cash Equivalent at Beginning of the Period	779,132	956,402
Cash and Cash Equivalent at End of the Period	45,737	3,190,629

Operating activities

Net cash used in operating activities was $237,570 for the six months ended March 31, 2012, as compared to net cash provided by operating activities of $2,229,375 for the six months ended March 31, 2011. The change is attributable to the decrease in net income of $2,648,380, the decrease of $470,436 in monies held by legal firm, the increase of $269,684 in accounts receivable, the increase of $25,010 in notes receivable, the increase of $6,920 in other receivables and deposits, the decrease of $2,114 in inventory, the increase of $99,079 in amount due to a shareholder, the increase of $89,767 in accrued expenses and other payable, the increase of $5,961 in value-added tax liability, and the decrease of $460,554 in income tax payable.

To cater with any short term liquidity issue, the chairman, on May 15, 2012, issued an undertaking that the chairman will give his every endeavor and effort to obtain necessary and adequate funds to meet the Company’s financial obligations as when they are required thereby warranting that the operations of the Company will not be affected.

Investing activities

Net cash provided by investing activities for the six months ended March 31, 2012 was $628,796, compared to $21,097 net cash used in investing activities for the six months ended March 31, 2011. The change was mainly attributable to the refund of deposit for acquisition of a leasehold property.

Financing activities

Net cash used in financing activities for the six months ended March 31, 2012 was due to a repayment of $1,143,193 made to a shareholder.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of March 31, 2012 and 2011 were both nil.

Impairment of Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2012, there were no impairments of its long-lived assets.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three- and six-month periods ended March 31, 2012 and 2011 included net income and foreign currency translation adjustments.

Foreign Currency Translation

As of March 31, 2012 and 2011, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits:

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

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: May 21, 2012	By:	/s/ Jing Wang
Jing Wang
Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2012	By:	/s/ Yongqing Ma
Yongqing Ma
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

