Form 10-Q
period 2012-06-30
Computer Graphics International Inc.
filed 2012-08-20
CIK 1242513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 4, 2012, there were outstanding 16,331,854 shares of the Registrant’s Common Stock.

COMPUTER GRAPHICS INTERNATIONAL INC.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

		June 30,	September 30,
	Notes	2012	2011
		(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents		$30,862	$779,132
Accounts receivable, net of provision of $159,542 (September 30, 2011 : $Nil)		885,113	307,109
Value-added tax recoverable		828	5,865
Income tax recoverable	6	188,824	-
Other receivables and deposits		137,603	45,274
Inventory	3	-	2,080
Total Current Assets		1,243,230	1,139,460

Property and equipment, net of accumulated depreciation of $313,242 (September 30, 2011 : $149,509)	3	903,672	871,051
Rental deposits	14(2)	56,325	53,093
Monies held by a legal firm	13	475,521	937,236
Deposit for acquisition of a leasehold property	14(1)	-	781,030
Total non-current assets		1,435,518	2,642,410

Total Assets		$2,678,748	$3,781,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		$6,501	$29,291
Accrued expenses and other payable		289,668	225,235
Provision for employee benefits	13	154,094	-
Income tax payable	6	-	263,417
Total Current Liabilities		450,263	517,943
Amount due to a shareholder	4	872,306	1,845,380
Total Liabilities		1,322,569	2,363,323

Stockholders’ Equity
Common stock, US$0.0001 par value, 900,000,000 shares authorized, 16,291,854 shares issued and outstanding at June 30, 2012 and September 30, 2011 respectively	7	1,629	1,629
Additional paid-in capital		1,124,415	1,079,649
Common stock issued for prepaid service	8	(421,776)	(677,742)
Statutory reserves	9	656,900	500,088
Accumulated other comprehensive income	10	258,882	219,798
(Accumulated losses)/Retained earnings		(263,871)	295,125
Total Stockholders’ Equity		1,356,179	1,418,547

Total Liabilities and Stockholders’ Equity		$2,678,748	$3,781,870

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$1,752,329	$2,234,219	$4,706,083	$8,033,040

Cost of sales	(515,276)	(971,231)	(2,021,575)	(3,284,062)

Gross profit	1,237,053	1,262,988	2,684,508	4,748,978

Selling, general and administrative expenses	(1,122,630)	(560,189)	(3,511,055)	(1,180,644)

Income/(loss) from operations	114,423	702,799	(826,547)	3,568,334

Other income/(expenses)
Interest income	98	2,093	958	7,430
Exchange loss	-	(1,945)	(914)	(1,945)
Bank charges	(1,522)	(364)	(3,859)	(922)
Total other (expenses)/income	(1,424)	(216)	(3,815)	4,563

Income/(loss) before income taxes	112,999	702,583	(830,362)	3,572,897

Income tax (expenses)/credit	(3,610)	(132,387)	428,178	(865,894)

Net income/(loss)	$109,389	$570,196	$(402,184)	$2,707,003

Weighted average common shares outstanding
Basic	16,291,854	15,983,447	16,291,854	14,971,261
Diluted	16,343,331	15,983,477	16,328,289	14,971,261

Net income/(loss) per common share
Basic	$0.01	$0.04	$(0.02)	$0.18
Diluted	$0.01	$0.04	$(0.02)	$0.18

Net income/(loss)	$109,389	$570,196	$(402,184)	$2,707,003
Other comprehensive income - foreign currency translation adjustment	(207)	59,723	39,084	99,978
Comprehensive income/(loss)	$109,182	$629,919	$(363,100)	$2,806,981

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(402,184)	$2,707,003
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities :
Provision for employee benefits	154,094	-
Depreciation	161,097	52,603
Share-based payment expense	300,732	302,183
Impairment loss for accounts receivable	159,542	-
Changes in operating assets and liabilities
Monies held by a legal firm	470,436	-
Accounts receivable	(733,120)	(30,451)
Other receivables and deposits	(91,678)	(13,946)
Rental deposits	(2,450)	-
Inventory	2,111	(2,051)
Amount due to a shareholder	159,556	247,726
Accounts payable	(23,225)	-
Accrued expenses and other payable	31,491	72,122
Value-added tax liability - net	34,912	(80,296)
Income tax payable	(456,199)	(306,550)

Net cash (used in)/provided by operating activities	(234,885)	2,948,343

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of deposit for acquisition of a leasehold property	792,669	-
Purchase of property and equipment	(181,352)	(572,204)
Repayment of promissory notes	-	(2,363,401)

Net cash provided by/(used in) investing activities	611,317	(2,935,605)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to)/advance from a shareholder	(1,141,444)	1,237,815

Net cash (used in)/provided by financing activities	(1,141,444)	1,237,815

Effect of exchange rate changes on cash and cash equivalents	16,742	79,455

Net (decrease)/increase in cash and cash equivalents	(748,270)	1,330,008

Cash and cash equivalents, beginning balance	779,132	956,402

Cash and cash equivalents, ending balance	$30,862	$2,286,410

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

				Common			Retained
	Common	Common	Additional	Stock Issued		Other	Earnings/	Total
	Stock	Stock	Paid-in	For Prepaid	Statutory	Comprehensive	(Accumulated	Stockholders
	Outstanding	Amount *	Capital *	Service	Reserves	Income	Losses)	Equity
Balance September 30, 2010	14,462,684	$1,446	$283,109	$-	$146,429	$127,355	$215,423	$773,762
Foreign currency translation adjustments	-	-	-	-	-	92,443	-	92,443
Distribution upon Group reorganization	-	-	(283,265)	-	-	-	-	(283,265)
Acquisition of CGII	447,276	45	(45)	-	-	-	-	-
Issuance of promissory notes recorded as deemed distribution to stockholders	-	-	-	-	-	-	(2,368,471)	(2,368,471)
Issuance of common stock for prepaid service - note 8	1,341,894	134	1,023,731	(1,023,865)	-	-	-	-
Issuance of common stock to employee - note 8	40,000	4	56,119	-	-	-	-	56,123
Record of amortization of prepaid services - note 8	-	-	-	346,123	-	-	-	346,123
Income for the year ended September 30, 2011	-	-	-	-	-	-	2,801,832	2,801,832
Transferred to statutory reserve	-	-	-	-	353,659	-	(353,659)	-

Balance September 30, 2011	16,291,854	1,629	1,079,649	$(677,742)	500,088	219,798	295,125	1,418,547
Foreign currency translation adjustments	-	-	-	-	-	39,084	-	39,084
Record of amortization of prepaid services - note 8	-	-	-	255,966	-	-	-	255,966
Net loss for the nine months ended June 30, 2012	-	-	-	-	-	-	(402,184)	(402,184)
Recognition of share-based payments - note 8	-	-	44,766	-	-	-	-	44,766
Transferred to statutory reserve	-	-	-	-	156,812	-	(156,812)	-

Balance June 30, 2012	16,291,854	$1,629	$1,124,415	$(421,776)	$656,900	$258,882	$(263,871)	$1,356,179

* The above information has been restated to reflect the 1-for-2.18 reverse split of the Company's common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Since China Digital, SDIT and Shenzhen 3D Design were under common control of the ultimate controlling party, Hua Zeng, both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SDIT and Shenzhen 3D Design and the group structure had been in existence throughout the nine months ended June 30, 2012 and the year ended September 30, 2011 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

On March 31, 2011, CGII entered into and closed a share purchase and exchange agreement (the “Share Exchange Agreement”) with China Digital, the shareholders of China Digital, and Thomas E. Mills, pursuant to which CGII acquired 100% of the issued and outstanding capital stock of China Digital (the “Share Exchange”) in exchange for (i) 14,462,684 shares of CGII’s common stock, representing 97% of the increased issued and outstanding stock of CGII, and (ii) payment (“the Cash Component”) of $2,368,471. The Cash Component was payable in full within 12 months after the closing of the Share Exchange.

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

On September 26, 2011, the Company’s wholly owned subsidiary, SDIT entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd, the then recently formed start-up company involved in three dimensional technology (“Guangzhou”). Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for CNY6,000,000 (equivalent to $937,236).  There is no prior relationship between the Company and its affiliates and Guangzhou and its affiliates.

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into between Li Dongxiang and Zeng Xianguang (together, the “Sellers”) and three non-shareholder employees of Guangzhou Fanyutuo 3D Technology and SDIT on September 26, 2011.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 1 - ORGANIZATION (CONTINUED)

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

Guangzhou was a start-up company with minimal assets and liabilities that were considered of no real value. Following the acquisition, Guangzhou was placed in dormancy with no business activities undergoing. In light of the aforesaid, the management considers that the acquisition is not a business combination, as defined under ASC Topic 805, in substance and therefore the purchase consideration is accounted for as employee benefits. The employee benefits so expensed are reported under Selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income as detailed in note 3.

The Company operates in a single reportable segment. The principal activities of the Company are engaged in sales in majority of software promotion related products to customers in the nature of demonstration videos and motion pictures using the application of three-dimension vision technology.

Note 2 - GOING CONCERN

The accompanying unaudited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $402,184 for the nine months ended June 30, 2012 and had accumulated losses of $263,871 at June 30, 2012. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 15). The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended September 30, 2011. The results for the nine months ended June 30, 2012, are not necessary indicative of the results to be expected for the full year ending September 30, 2012.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the nine months ended June 30, 2012, all reference for periods subsequent to July 1, 2009 are based on the Codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

$282,810 (CNY1,800,000) (September 30, 2011 : $281,171 (CNY1,800,000) is payable to the Sellers on completion of the two years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of two years commencing from September 26, 2011.

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

Translation Adjustment

As of June 30, 2012 and September 30, 2011, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of stockholders’ equity. Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine months and three months ended June 30, 2012 and 2011 included net income and foreign currency translation adjustments.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of June 30, 2012 and September 30, 2011.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of June 30, 2012 and September 30, 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. Allowances for doubtful accounts as of June 30, 2012 and September 30, 2011 were $159,542 and $Nil, respectively.

Inventories

The Company engages in sales in majority of software promotion related products to customers in the nature of demonstration video and motion pictures using the application of three dimension vision technology and in addition the Company also sourced hardware as part of the production project, procured for customers. The Company normally does not hold inventory, as productions are made when customized orders are placed by customers.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At June 30, 2012, the Company did not have inventory of hardware acquired for customers that had not yet been delivered to the customers (September 30, 2011 : hardware were acquired for a customer that had not yet been delivered to that customer in the amount of $2,080 that was valued at the lower of cost or market. Costs related to the cost of procurement of hardware for customer were capitalized as incurred).

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

Furniture and fixtures	5 years
Leasehold improvement	5 years
Motor vehicles	10 years
Office equipment	5 years

As of June 30, 2012 and September 30, 2011 Property and Equipment consist of the following:

	06/30/2012	09/30/2011
Furniture and fixtures	$161,184	$113,422
Leasehold improvement	475,521	468,619
Motor vehicles	40,058	39,476
Office equipment	540,151	399,043

Total	$1,216,914	$1,020,560

Accumulated depreciation	(313,242)	(149,509)

	$903,672	$871,051

Depreciation expense for the nine months ended June 30, 2012 and 2011 was $161,097 and $52,603, respectively.

Depreciation expense for the three months ended June 30, 2012 and 2011 was $55,581 and $33,475, respectively.

Share-Based Payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50). The Company recognized in the Consolidated Statement of Income and Comprehensive Income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity. This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, nonforfeitable equity instruments, the note or receivable should be displayed as contra-equity by the grantor. The Company as grantor interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the Consolidated Statement of Income and Comprehensive Income the grant date of the shares, stock options and other equity-based compensation over the requisite service period.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2012, there were no impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the nine months ended June 30, 2012 and 2011, the Company incurred advertising expenses of $39,472 and $585, respectively.

For the three months ended June 30, 2012 and 2011, the Company incurred advertising expenses of $25,981 and $585, respectively.

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of selling, general and administrative expenses. For the nine months ended June 30, 2012 and 2011, the Company incurred shipping and handling fees of $12,466 and $3,642, respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three months ended June 30, 2012 and 2011, the Company incurred shipping and handling fees of $3,932 and $1,920, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. At June 30, 2012 and September 30, 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. During the nine months ended June 30, 2012 and 2011, one and no customer accounted for more than 10% of net sales revenue. As of June 30, 2012 and September 30, 2011, five and six customers accounted for more than 5% of net accounts receivable respectively (Note 12). For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In December, 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions does not have a material impact on the Company’s consolidated statements.

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2012, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 - DUE TO A SHAREHOLDER

As of June 30, 2012 and September 30, 2011, the Company has amount due to a shareholder of $872,306 and $1,845,380, respectively. The amount due to a shareholder is unsecured, interest-free and will not be required to repay to the shareholder until such time that the Company has the necessary financial resources to repay the amount due.

Note 5 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 6 - INCOME TAXES

The Company operates in more than one jurisdiction with its main operations conducted in PRC and virtually no activities in USA, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows :

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Income tax at USA statutory rate (34%)	$38,420	$238,878	$(282,323)	$1,214,785
State tax, net of federal effect	-	-	-	-
Foreign rate differential	(24,295)	(63,232)	178,528	(321,561)
Expenses not deductible for tax	19,770	31,676	57,874	75,546
Tax effect of tax losses utilized	(56,519)	-	-	-
Tax effect of unrecognised temporary difference	32,501	-	3,936	-
Over-provision in respect of prior year	-	-	(460,554)	-
Others	(6,267)	(74,935)	74,361	(102,876)
Income tax (credit)/expenses	$3,610	$132,387	$(428,178)	$865,894

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

Provision for income taxes for each of the nine months and three months ended June 30, 2012 and 2011 consists entirely of current taxes for the operations in PRC. There were no significant deferred tax differences in both periods.

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

For the nine months and three months ended June 30, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax recoverable/(payable) in the Consolidated Balance Sheets is comprised as follows:

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

	06/30/2012	09/30/2011

Balance brought forward	$(263,417)	$(425,458)
Current tax provision for the period/year	(3,610)	(1,132,175)
Over-provision of current tax for the period/year	460,554	-
Tax paid during the period/year	-	1,294,216
Others	(4,703)	-

Balance carried forward	$188,824	$(263,417)

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

On July 26, 2011 and July 25, 2012, the Company issued 40,000 shares of common stock each to the Company’s Chief Financial Officer, Yongqing Ma - Note 8.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2012, no preferred stock was issued.

Note 8 - SHARE BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,894 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”). The consultancy services are to be performed for three years after signing the Consultancy Agreement. The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865. The fair value of the shares issued per share was based on the quoted market price of CGII’s shares. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed. For the nine months ended June 30, 2012 and 2011, the Company amortized share-based payment expenses of $255,966 and $Nil respectively. For the three months ended June 30, 2012 and 2011, the Company amortized share-based payment expenses of $85,322 and $Nil respectively. The unrecognized share-based payment expense of $421,776 as of June 30, 2012 (2011: $Nil) will be amortized up to September 2013. There is no tax benefit related to the share-based payment expense recognized.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 8 - SHARE BASED PAYMENTS (CONTINUED)

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totalling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company. The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200. The fair value of the shares issued per share is based on the quoted market price of CGII’s shares. As of June 30, 2012, 80,000 shares with a grant date fair value of $80,800 were vested. 40,000 shares were issued on July 26, 2011, with the other 40,000 shares issued on July 25, 2012. The remaining 40,000 shares are unvested. For the nine months ended June 30, 2012 and 2011, the Company recognized $44,766 and $41,382 respectively as share-based payment expense. For the three months ended June 30, 2012 and 2011, the Company recognized $15,284 and $41,382 respectively as share-based payment expense. The total cost related to non-vested shares not yet recognized as of June 30, 2012 and September 30, 2011 was $20,311 and $65,077, respectively and will be recognized and accounted for as separate awards based on the grant date value of the shares to be issued in each tranche over the requisite service period up to June 2013.

The Company therefore recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $300,732 and $126,704 for the nine months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, the Company recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $100,606 and $126,704.

Note 9 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2012 and September 30, 2011, the Company had allocated $656,900 and $500,088 in aggregate to these non-distributable reserve funds, respectively.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at June 30, 2012 and September 30, 2011, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at September 30, 2010	$127,355	$127,355
Change for the year	92,443	92,443
Balance at September 30, 2011	219,798	219,798
Change for 2012 Q1	14,017	14,017
Balance at December 31, 2011	233,815	233,815
Change for 2012 Q2	25,274	25,274
Balance at March 31, 2012	259,089	$259,089
Change for 2012 Q3	(207)	(207)
Balance at June 30, 2012	$258,882	258,882

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Five and six customers accounted for more than 5% of accounts receivable at June 30, 2012 and September 30, 2011, totaling 39% and 64%, respectively. For the nine months ended June 30, 2012 and 2011, one and no customer accounted for more than 10% of total sales, amounting to 17% and nil, respectively. For the three months ended June 30, 2012 and 2011, one and one customer accounted for more than 10% of total sales, amounting to 17% and 10%, respectively.

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS (CONTINUED)

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

In total, the Company incurred employee benefits of US$624,531 and $Nil for the nine months ended June 30, 2012 and 2011 respectively under the Acquisition Agreement and the Supplemental Agreement.

In total, the Company incurred employee benefits of US$51,524 and $Nil for the three months ended June 30, 2012 and 2011 respectively under the Acquisition Agreement and the Supplemental Agreement.

Note 14 - NON-FINANCIAL IMPACT OF THE COMPANY

1)	Capital commitment

As at June 30, 2012 and September 30, 2011, the Company had total capital commitment as follows:

	06/30/2012	09/30/2011

Total consideration for the leasehold property	$-	$10,403,324
Less: Deposit paid	-	(781,030)

Total capital commitment	$-	$9,622,294

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

2)	Leases commitment and rental deposits

As at June 30, 2012 and September 30, 2011, the Company had total future aggregate minimum lease payments under non-cancellable operating leases for the Company’s office premises located in PRC as follows:

	06/30/2012	09/30/2011

Within 1 year	$489,397	$122,946
1 - 2 years	453,670	36,656
2 - 3 years	456,340	-
3 - 4 years	430,148	-
4 - 5 years	161,416	-

	$1,990,971	$159,602

Note 14 - NON-FINANCIAL IMPACT OF THE COMPANY (CONTINUED)

Rental deposits paid for leasing of the office premises in the sum of $56,325 (September 30, 2011 : $53,093) are recorded as non-current asset (September 30, 2011: as non-current asset) as the lease expires over 1 year (September 30, 2011: over 1 year).

Note 15 - CHAIRMAN FINANCIAL UNDERTAKING

On August 14, 2012, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate fundings to meet the Company’s financial obligations as when they are required thereby warranting that the operations of the Company will not be affected.

Note 16 - SUBSEQUENT EVENTS

For the nine months ended June 30, 2012, the Company has evaluated subsequent events for potential recognition disclosure. There were no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

Value Added Taxes – We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of June 30, 2012 and 2011, we prepaid VAT $828 and accrued $4,504, respectively.

Results of Operations

The following table sets forth the key components of our results of operations for the three months and nine months ended June 30, 2012 and 2011, both in dollars and as a percentage of our net sales.

	Nine Months Ended		Nine Months Ended
	June 30, 2012		June 30, 2011
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$4,706,083	100%	$8,033,040	100%
Cost of sales	2,021,575	43%	3,284,062	41%
Gross profit	2,684,508	57%	4,748,978	59%
Selling, General and Administrative Expenses	3,511,055	75%	1,180,644	15%
Operating Income	(826,547)	(18%)	3,568,334	44%
Other income & interest expense	(3,815)	0%	4,563	0%
(Loss)/Income Before Income Taxes	(830,362)	(18%)	3,572,897	44%
Provision for income taxes	(428,178)	(9%	865,894	11%
Net (loss)/income	(402,184)	(9%)	2,707,003	33%

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$1,752,329	100%	$2,234,219	100%
Cost of sales	515,276	29%	971,231	43%
Gross profit	1,237,053	71%	1,262,988	57%
Selling, General and Administrative Expenses	1,122,630	64%	560,189	25%
Operating Income	114,423	6%	702,799	32%
Other income & interest expense	(1,424)	0%	(216)	0%
Income Before Income Taxes	112,999	6%	702,583	32%
Provision for income taxes	3,610	0%	132,387	6%
Net income	109,389	6%	570,196	26%

Net Sales. Our net sales decreased to $1,752,329 for the three months ended June 30, 2012 from $2,234,219 for the three months ended June 30, 2011, representing a 22% decrease. Our net sales decreased to $4,706,083 for the nine months ended June 30, 2012 from $8,033,040 for the nine months ended June 30, 2011, representing a 41% decrease. The decrease is primarily due to the overall market decline in current Chinese real estate industry. The company’s business is in transition from a majority of the real estate market to a full commercial CG industry, but it takes time to get new industry customers.

Cost of Sales. Our cost of sales decreased to $515,276 for the three months ended June 30, 2012 from $971,231 for the three months ended June 30, 2011. Our cost of sales decreased to $2,021,575 for the nine months ended June 30, 2012 from $3,284,062 for the nine months ended June 30, 2011, mainly due to the decreased sales. The cost of goods sold per sales ratio increased to 43% for the nine months ended June 30, 2012 from 41% for the nine months ended June 30, 2011. The cost of goods sold per sales ratio decreased to 29% for the three months ended June 30, 2012 from 43% for the three months ended June 30, 2011, mainly due to the decreased outsourcing cost and hardware purchase cost.

Gross Profit. Our gross profit decreased to $1,237,053 for the three months ended June 30, 2012 from $1,262,988 for the three months ended June 30, 2011, representing a 2% decrease.  Our gross profit decreased to $2,684,508 for the nine months ended June 30, 2012 from $4,748,978 for the nine months ended June 30, 2011, representing a 43% decrease. This decrease was primarily due to the decreased sales and the increased cost of production.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $1,122,630 for the three months ended June 30, 2012 from $560,189 for the three months ended June 30, 2011.  Our selling, general and administrative expenses increased to $3,511,055 for the nine months ended June 30, 2012 from $1,180,644 for the nine months ended June 30, 2011. The Selling, General and Administrative Expense per sales ratio changed to 64% for the three months ended June 30, 2012 from 25% for the three months ended June 30, 2011, mainly due to employee benefits related to the Company’s acquisition of Guangzhou Subsidiary, increased share-based payment expense for consulting services, increased salary due to rapid growth of sales staff and additional depreciation charge on leasehold improvements to office premises that were rented in April 2011.

Other Income. Other income decreased to $(1,424) for the three months ended June 30, 2012 from ($216) for the three months ended June 30, 2011. Other income decreased to $(3,815) for the nine months ended June 30, 2012 from $4,563 for the nine months ended June 30, 2011. This decrease was mainly due to the increased bank charges and decreased interest income.

(Loss)/Income Before Income Taxes. Our income before income taxes decreased to $112,999 for the three months ended June 30, 2012 from $702,583 for the three months ended June 30, 2011, representing a 84% decrease.  Our income before income taxes decreased to $(830,362) for the nine months ended June 30, 2012 from $3,572,897 for the nine months ended June 30, 2011, representing a 123% decrease. The decrease was mainly due to the decrease in sales and increase in cost of sales and selling, general and administrative expenses.

Provision for income taxes. Our income tax expense was $3,610 for the three months ended June 30, 2012, compared to income tax expense $132,387 for the three months ended June 30, 2011. Our income tax credit was $(428,178) for the nine months ended June 30, 2012, compared to income tax expense $865,894 for the nine months ended June 30, 2011. This change was mainly due to the loss before income taxed for the nine months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012 and June 30, 2011, we had cash and cash equivalents of $30,862 and $2,286,410 respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(all amounts in U.S. dollars)

	Nine Months Ended
	June 30,
	2012	2011
Net cash (used in)/provided by operating activities	$(234,885)	$2,948,343
Net cash provided by/ (used in) investing activities	611,317	(2,935,605)
Net cash (used in)/provided by financing activities	(1,141,444)	1,237,815
Effects of Exchange Rate Change in Cash and Cash Equivalents	16,742	79,455
Net (Decrease)/ Increase in Cash and Cash Equivalents	(748,270)	1,330,008
Cash and Cash Equivalents at Beginning of the Period	779,132	956,402
Cash and Cash Equivalent at End of the Period	30,862	2,286,410

Operating activities

Net cash used in operating activities was $234,885 for the nine months ended June 30, 2012, as compared to net cash provided by operating activities of $2,948,343 for the nine months ended June 30, 2011. The change is attributable to the decrease in net income of $3,109,187, the decrease of $470,436 in monies held by a legal firm, the increase of $733,120 in accounts receivable, the increase of $91,678 in other receivables and deposits, the increase of $2,450 in rental deposits, the decrease of $2,111 in inventory, the increase of $159,556 in amount due to a shareholder, the decrease of $23,225 in accounts payable, the increase of $31,491 in accrued expenses and other payable, the increase of $34,912 in value-added tax liability, and the decrease of $456,199 in income tax payable.

To cater with any short term liquidity issue, the chairman, on Aug 14, 2012, issued an undertaking that the chairman will give his every endeavor and effort to obtain necessary and adequate funds to meet the Company’s financial obligations as when they are required thereby warranting that the operations of the Company will not be affected.

Investing activities

Net cash provided by investing activities for the nine months ended June 30, 2012 was $611,317 compared to $2,935,605 net cash used in investing activities for the nine months ended June 30, 2011. The change was mainly attributable to the refund of deposit for acquisition of a leasehold property.

Financing activities

Net cash used in financing activities for the nine months ended June 30, 2012 was due to a repayment of $1,141,444 made to a shareholder.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of June 30, 2012 and 2011 were $159,542 and $nil, respectively.

Impairment of Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2012, there were no impairments of its long-lived assets.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three- and nine-month periods ended June 30, 2012 and 2011 included net income and foreign currency translation adjustments.

Foreign Currency Translation

As of June 30, 2012 and 2011, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of stockholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

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

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.  Exhibits.

Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER GRAPHICS
INTERNATIONAL INC.

Date: August 20, 2012	By:	/s/ Jing Wang
Jing Wang
Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Yongqing Ma
Yongqing Ma
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

