Form 10-Q/A
period 2012-06-30
Computer Graphics International Inc.
filed 2012-09-07
CIK 1242513

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Computer Graphics International Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

31.1(*)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(**)	XBRL Instance Document
101.SCH(**)	XBRL Taxonomy Extension Schema Document
101.CAL(**)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(**)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(**)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(**)	XBRL Taxonomy Extension Presentation Linkbase Document

*These exhibits were previously filed as exhibits to Computer Graphics International Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: September 7, 2012	By:	/s/ Jing Wang
Jing Wang Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2012	By:	/s/ Yongqing Ma
Yongqing Ma Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)