Form 10-K
period 2012-09-30
Computer Graphics International Inc.
filed 2013-01-14
CIK 1242513

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROMTO

Commission file number 000-51824

COMPUTER GRAPHICS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0400189

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 01B, 02/F, Podium Building, Guodu Golf Garden, North of Xinsha Road Futian District, Shenzhen People’s Republic of China	518048

(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of March 31, 2012 was $3,649,506, based on 7,299,012 shares of common stock held by non-affiliates valued at $0.50 per share, the last known sale price of the Registrant’s common stock.

As of November 30, 2012, the registrant had 16,331,854 shares of common stock outstanding.

 FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our ability to expand domestically and internationally in 2013;

•	our ability to create standardized and centralized production procedures and standards;

•	our ability to attract key technology and management personnel;

•	our ability to strengthen our existing technology in efficiency and technology integration, and create a high-standard internal procedure and quality monitoring system;

•	the market for 3D technology and our ability to achieve market share and develop new sales channels or other industry sales opportunities;

•	our ability to obtain additional capital in future years to fund our planned expansion;

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations; or

•	the loss of key members of our senior management and our qualified sales personnel.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of (i) Computer Graphics International Inc. or “CGII”, a Nevada corporation, (ii) China Digital Image Organization Co., Limited, or “China Digital,” a Hong Kong limited company and wholly-owned subsidiary of CGII, (iii) Shenzhen Digital Image Technologies Co., Ltd, or “Shenzhen Holding Company,” a Chinese limited company and wholly-owned subsidiary of China Digital, (iv) Shenzhen Digital Image 3D Design and Development Co., Ltd, or “Shenzhen 3D Design”, (v) Guangzhou Digital Image Technologies Co., Ltd. “Guangzhou” and (vi) our four branches in the PRC, including our Xi’an office, Guangzhou office, Yun’nan office and Xiamen office and, together with Shenzhen Holding Company, Guangzhou and Shenzhen 3D Design, the “Operating Subs,” Chinese limited companies wholly-owned by Shenzhen Holding Company;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);

•	“Renminbi” and “RMB” refer to the legal currency of China;

•	“SEC” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

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

PART I.

ITEM 1. BUSINESS.

Business Overview

We are a 3D digital visual service provider founded in 2006 based in China, specialized in providing one-stop-shop service and systems based on 3D image technology to domestic governments, real estate developers, game developers, the automotive industry and other commercial customers.  We operate through our wholly-owned subsidiaries Shenzhen Digital Image Technologies Co., Limited and Guangzhou Digital Image Technologies Co., Ltd.

Our headquarters are located in Shenzhen, China. We operate domestically with four branches in the PRC, including our Xi’an office, Guangzhou office, Yun’nan office and Xiamen office. . Through our 3D imaging technology, we participate in the visual expression of construction-related industries and help our customers complete visual technological changes from hand painting to computer-aided visual displays. We endeavor to provide our customers with the most cost-effective 3D digital visual communication products and services through the combination of the latest visual technology and terminal display equipment.

Our revenues have decreased from $10,068,752 in fiscal year 2011 to $5,795,503 in fiscal year 2012, representing a decrease of approximately 42% year-over-year.

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

As a result of our acquisition of China Digital, we now own all of the issued and outstanding capital stock of China Digital, which in turn owns all of the issued and outstanding capital stock of Shenzhen Holding Company.  Shenzhen Holding Company in turn owns our two additional Operating Subs, Shenzhen Digital Image 3D Design and Development Co., Ltd. (“Shenzhen 3D Design”) and Guangzhou Digital Image Technologies Co., Ltd..

China Digital was established in Hong Kong on August 5, 2009 to serve as an intermediate holding company.  Shenzhen Holding Company was established in the PRC in 2007.  Shenzhen 3D Design and Shenzhen Xi’an Branch were established in the PRC in 2004 and 2009, respectively.  On November 18, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Shenzhen Holding Company by China Digital, a Hong Kong entity.

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

On September 26, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou ”).  Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to Shenzhen Holding Company in exchange for RMB six million (approximately $937,236).  Guangzhou is a recently formed start-up company involved in three dimensional technology. On December 27, 2011, the parties closed the purchase and sale of shares of Guangzhou pursuant to terms of the Acquisition Agreement.  In connection with the closing, Guangzhou's name was changed to "Guangzhou Digital Image Technologies Co., Ltd."

Our Corporate Structure

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries. The chart below presents our corporate structure.

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

Our Growth Strategy

Currently, we are focusing on the domestic real estate sector, which accounts for more than half of our total revenue, which we expect to continue at that pace for the near future.  In addition we have expanded our 3D digital technologies into other commercial sectors. For the year ended September 30, 2011, sales from real estate industry and sales from other industries accounted for 92% and 8% of our total sales, respectively. For the year ended September 30, 2012, sales from the real estate industry and sales from other industries sector accounted for 61% and 39% of total sales, respectively.

We intend to pursue the following strategies:

•	Domestic and international expansion: We plan to expand our network rapidly all over China, and establish branch offices in all provinces in China by 2013 for effective market penetration. In 2013, we plan to expand into international markets by establishing key global representative offices.

•	Standardized and centralized production procedures and standards: We will create and establish a centralized platform for all our international and domestic project orders, which will conform to our internal standards and procedures for high-quality and efficient production and customer service.

•	Invest in talent: We will continue to invest heavily to attract and retain key technology and management personnel to maintain our leadership position in product quality, technology, services, and customer retention.

•	Continue to focus on R&D: We will strengthen our existing technology in efficiency and technology integration, and create a high-standard internal procedure and quality monitoring system.

•	Heavily invest in marketing and new customer sector exploration: We believe 3D technology is a market with vast amount of possible applications in almost every sector of life. We plan to launch marketing campaigns into possible new sales channels including online customized ordering, mainstream media and transportation hubs advertising or all other industry sales opportunities.

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

Revenue Breakdown by Product

By product categories	2012	2011
Digital video technical products	78%	76%
Digital visual hardware products	22%	24%
Total	100%	100%

Supplier relationships

We outsource our hardware product needs to fulfill the customer project orders to reduce our overhead cost and seek the highest quality hardware components. The major categories include projectors, screens, display tables, audio devices, etc.

Our major suppliers are as following:

•	Guangzhou Fengying Electronic Technology Co., Ltd.
•	Shenzhen Kanghuajia Trade Co., Ltd.
•	Qingdao Daqi Information Engineering Co., Ltd.
•	Shenzhen Wanghuasheng Trade Co., Ltd.
•	Shenzhen Weite Technology Co., Ltd.

One of our suppliers accounted for more than 10% of our total supplier cost for the year ending September 30, 2012, compared to three of our suppliers accounted for more than 10% of our total supplier cost for the year ending September 30, 2011. We do not enter into long-term contracts with our suppliers. We maintain good relationships with them and select the most appropriate suppliers according to the specific needs for every customer order. We usually receive 30 day credit terms from our suppliers. For the fiscal years ending September 30, 2012 and September 30, 2011, our hardware cost accounted for approximately 24.2% and, 27.7%respectively, of our total cost of goods sold.

Sales Channels and Pricing

Currently, we mainly rely on three sales channels:

•	Existing customer retention: We successfully retain most of our customers through our continued pursuit of product and service quality and efficiency.
•	Networking activities from exhibition events and product presentation fairs: We take every advantage to leverage our customer and industry relationships to connect to potential new customers and partners.
•	Market development through telemarketing and branch offices: We are expanding into all domestic provinces in China and plan to enter key international markets in the near future.

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

For the fiscal year ending September 30, 2012, one of our customers accounted for more than 10% of our total revenue, compared to fiscal year ending September 30, 2011, none of our customers accounted for more than 10% of our total revenue, while the largest five customers accounted for 31.25% and 9.6%of our total sales for the years ended September 30, 2012 and 2011, respectively, indicating a significant development on an extensive client base.

Our major customers include:

•	Beijing Beiao Grand Ceremony International Culture development Co., Ltd.
•	Hisense Electric Co., Ltd.
•	Shiyan Dayang Wuzhou Real Estate Development Co., Ltd
•	Wenzhou Greenbelt Real Estate Development Co., Ltd.
•	Shenzhen Zhongzhou Baocheng Properties Ltd

We typically fulfill our customer orders within 30 days for both our digital technical products and hardware projects, which we believe is 30% more efficient than typical industry peers. We intend to keep the pricing of our products at a very competitive level in the foreseeable future.

Intellectual Property Rights

We are recognized as a software company by Economic Trade and Information Technology Commission of Shenzhen, China. We own six computer software copyrights currently We are developing and applying for our multi-channel projection splicing system technology and dimensional sense image offset pixel value obtain technology We protect our intellectual property primarily by maintaining strict control over the use of production processes.  All our employees, including key employees and engineers, have signed our standard form of labor contracts, pursuant to which they are obligated to hold in confidence any of our trade secrets, know-how or other confidential information and not to compete with us.  In addition, for each project, only the personnel associated with the project have access to the related intellectual property.  Access to proprietary data is limited to authorized personnel to prevent unintended disclosure or otherwise using our intellectual property without proper authorization.  We will continue to take steps to protect our intellectual property.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business – Under the EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

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

Employees

The table below details the various departments and number of employees in each.

Senior Management	3
Finance	7
Human Resources and office	18
Research & Development	13
Production	54
Sales and Marketing	63
Operations	4
Total	162

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

Our business is subject to the health of the PRC real estate markets and our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

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

We rely on a combination of trade secret laws and confidentiality procedures to protect the technological know-how that comprise much of our intellectual property. We protect our technological know-how pursuant to non-disclosure and non-competition provisions contained in our employment agreements, and agreements with them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are also required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their employment are our property.

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

Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2012 tax year.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.PROPERTIES.

On April 6, 2011, our subsidiary Shenzhen Digital Image Technologies Co., Limited entered into a lease agreement for the lease of a new main office of approximately 2082 square meters in Shenzhen City.  The term of the lease began on April 16, 2011 and ends on April 30, 2016.  The monthly rent payable under the lease is 93,673 RMB (approximately $14,259), until the beginning of the third year of the lease, at which point the monthly rent shall be increased 5% per year.  We have four branch offices in Xi’an, Guangzhou, Yun’nan and Xiamen We lease all our office space pursuant to lease agreements, which have expiration dates ranging from March 2013 to April 2016. We believe we can renew these leases on comparable terms to our existing leases.  The leased premises totals approximately 2897 square meters. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

ITEM 3.LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

Holders of Our Common Stock

As of November 30, 2012, we had approximately 49 registered shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.  Pursuant to the terms of our employment agreement with our Chief Financial Officer, she is entitled to receive a future grant of 40,000 shares of the Company’s common stock on June 30, 2013 in consideration for her service to the Company. Such award was approved by the board of directors of the Company.

Recent sales of unregistered securities

None not previously disclosed.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Computer Graphics International Inc. for the years ended September 30, 2011 and 2012 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Our Company

Business Overview

We are a 3D digital visual service provider founded in 2006 based in China, specialized in providing one-stop-shop service and systems based on 3D image technology to domestic governments, real estate developers, game developers, the automotive industry and other commercial customers.  We operate through our wholly-owned subsidiaries Shenzhen Digital Image Technology Co., Limited and Guangzhou Digital Image Technologies Co., Ltd.

Our headquarters are located in Shenzhen, China. We operate domestically with four branches in the PRC, including our Xi’an office, Guangzhou office, Yun’nan office and Xiamen office. .Through our 3D imaging technology, we participate in the visual expression of construction-related industries and help our customers complete visual technological changes from hand painting to computer-aided visual displays. We endeavor to provide our customers with the most cost-effective 3D digital visual communication products and services through the combination of the latest visual technology and terminal display equipment.

Our revenues have decreased to $ 5,795,503 in fiscal year 2012 from $10,068,752 in fiscal year 2011, representing a decline rate of approximately 42%.

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

On September 26, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou ”).  Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to Shenzhen Holding Company in exchange for RMB six million (approximately US$937,236).  Guangzhou is a recently formed start-up company involved in three dimensional technology. On December 27, 2011, the parties closed the purchase and sale of shares of Guangzhou pursuant to terms of the Acquisition Agreement.  In connection with the closing, Guangzhou's name was changed to "Guangzhou Digital Image Technologies Co., Ltd."

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

On April 6, 2012, the Company obtained the approval from the tax authority of PRC that it fulfills certain tax requirements of a company engaging in the design of software and integrated circuit and thereby it is entitled to preferential tax relief for EIT. The Company is exempted from EIT in the first two profitable financial years of operation and is further granted a 50% relief from the EIT for the following three financial years. As the approval is officially given to the Company in April, 2012, no refund of tax would be made in respect of the EIT paid by the Company for the fiscal years ended December 31, 2009 and 2010, with the 50% relief from EIT becomes effective from the financial year commencing on January 1, 2011.

Value Added Taxes – We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of September 30, 2012 and 2011, we accrued $35,362, and prepaid $5,908 respectively, of unpaid VAT.

Results of Operations

The following tables set forth key components of our results of operations for the years ended September 30, 2012 and September 30, 2011, both in dollars and as a percentage of our net sales.

	The year ended		The year ended
	September 30, 2012		September 30, 2011
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$5,795,503	100%	$10,068,752	100%
Cost of sales	2,895,566	50%	3,858,809	38%
Gross profit	2,899,937	50%	6,209,943	62%
Selling, General and Administrative Expenses	4,419,803	76%	2,268,288	23%
Operating Income	(1,519,866)	(26)%	3,941,655	39%
Other income and interest expense	145,998	2%	(7,648)	0%
(Loss)/Income Before Income Taxes	(1,373,868)	(24)%	3,934,007	39%
Income tax credit/(expense)	237,055	4%	(1,132,175)	11%
Net income	(1,136,813)	(20)%	2,801,832	28%

Net Sales. Our net sales decreased to $5,795,503 for the year ended September 30, 2012 from $10,068,752 for the year ended September 30, 2011, representing a 42% decrease. The decrease is primarily due to the overall market decline in the current Chinese real estate industry. The company’s business is in transition from a majority of the real estate market to a full commercial CG industry, while also expanding our client base beyond real estate industry clients. Also, we were focused on developing high-end and prestigious clients such as culture and media industry. The portion of our revenue derived from industry clients beyond real estate increase to 39% of total sales for the year ended September 30, 2012 from 8% of total sales for the year ended September 30, 2011.

Cost of Sales. Our cost of sales decreased to $2,895,566 for the year ended September 30, 2012 from $3,858,809 for the year ended September 30, 2011, mainly due to the decreased sales. The cost of goods sold per sales ratio increased to 50% for the year ended September 30, 2012 from 38% for the year ended September 30, 2011, mainly due to the increased hardware purchase cost , and increase in production cost due to salaries increased to $1,468,432 for the year ended September 30, 2012 from $756,502 for the year ended September 30,2011.

Gross Profit. Our gross profit decreased to $2,899,937 for the year ended September 30, 2012 from $6,209,943 for the year ended September 30, 2011, representing a 53% decrease. This decrease was primarily due to the decreased sales and the increased cost of production.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $4,419,803 for the year ended September 30, 2012 from $2,268,288 for the year ended September 30, 2011. The Selling, General and Administrative Expense per sales ratio changed to 76% for the year ended September 30, 2012 from 23% for the year ended September 30, 2011, mainly due to employee benefits related to the Company’s acquisition of our Guangzhou Subsidiary and increased market promotion expense, also increased salaries for selling and administrative staff which increased to $1,252,996 for the year ended September ,2012 from $472,081 for the year ended September 30,2011.

Other Income. Other income increased to $145,998 for the year ended September 30, 2012 from $(7,648) for the year ended September 30, 2011. This increase was mainly due to amount recovered from a sundry debtor.

(Loss)/Income Before Income Taxes. Our income before income taxes decreased to $(1,136,813) for the year ended September 30, 2012 from $2,801,832 for the year ended September 30, 2011, representing a 141% decrease.  The decrease was mainly due to the decrease in sales and increase in cost of sales and selling, general and administrative expenses

Income tax credit/(expenses). Our income tax credit was $(237,055) for the year ended September 30, 2012, compared to income tax expense $1,132,175 for the year ended September 30, 2011. This change was mainly due to the loss before income taxed for the year ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012 and September 30, 2011, we had cash and cash equivalents of 263,228 and $779,132 , respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(all amounts in U.S. dollars)

	The year Ended
	September 30,
	2012	2011
Net cash (used in)/provided by operating activities	$(246,562)	$3,390,765
Net cash provided by (used in) investing activities	833,065	(2,469,238)
Net cash used in financing activities	(1,098,435)	(1,140,202)
Effects of Exchange Rate Change in Cash	(3,972)	41,405
Net Decrease in Cash and Cash Equivalents	(515,904)	(177,270)
Cash and Cash Equivalent at Beginning of the Period	779,132	956,402
Cash and Cash Equivalent at End of the Period	263,228	779,132

Operating activities

Net cash used in operating activities was $246,562 for the year ended September 30, 2012, as compared to net cash provided by operating activities of $3,390,765 for the year ended September 30, 2011. The change is attributable to the decrease in net income of $3,938,645, the increase of $51,131 in accounts receivable, the increase of $161,363 in other receivables and deposits, the increase of $2,450 in rental deposits, the decrease of $2,101 in inventory, the increase of $159,556 in amount due to a shareholder, the decrease of $15,949 in accounts payable, the increase of $269,872 in accrued expenses and other payable, the decrease of $29,447 in value-added tax liability, and the decrease of $265,988 in income tax payable.

Investing activities

Net cash provided by investing activities for the year ended September 30, 2012 was $833,065, as compared to $2,469,238 net cash used in investing activities for the year ended September 30, 2011. The change was mainly attributable to acquisition of property and equipment, amount recovered from a sundry debtor and the refund of deposit for acquisition of a leasehold property.

Financing activities

Net cash used in financing activities for the year ended September 30, 2012 was $1,098,435, as compared to $1,140,202 net cash used in investing activities for the year ended September 30, 2011. The change was due to a repayment of $1,098,435 made to a shareholder.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of September 30, 2012 and 2011 were both nil.

Impairment of Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2012, there were no impairments of its long-lived assets.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended September 30, 2012 and 2011 included net income and foreign currency translation adjustments.

Foreign Currency Translation

As of September 30, 2012 and 2011, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by our financial statements or will become effective after the end of the period covered by our financial statements:

Pronouncement	Issued	Title
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC-310 Receivables	July 2010	For public entities, the disclosure as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting period ending on or after December 15, 2011.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

The full text of our audited financial statements as of September 30, 2011 and 2012 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Jing Wang and Yongqing Ma, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Wang and Ms. Ma concluded that as of September 30, 2012, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of September 30, 2012.

(c) Changes in internal control over financial reporting

During the fiscal year ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Hua Zeng	31	Director (Chairman)
Jing Wang	37	Chief Executive Officer, President and a Director
Yongqing Ma	42	Chief Financial Officer, Treasurer, Secretary and a Director

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

Jing Wang Ms. Wang was elected as the Chief Executive Officer and President of the Company in March 2011 and has served as the General Vice President of Shenzhen Digital Image Technology Co., Ltd., one of our Operating Subs, since August 2006.  From June 2004 to August 2006, she served as a General Manager of the operations department within that company.  Her duties with Shenzhen Digital Image Technology Co., Ltd. began in customer service and she was ultimately promoted to General Manager of the operations department in April 2006.  She graduated from Hubei Huangshi College. Ms. Wang was selected to serve as a director because of her experience in marketing and customer relations.

Yongqing Ma  Ms. Ma was elected as the Chief Financial Officer of the Company in March 2011.  From January 2009 to September 2010 she served as the Chief Financial Officer of Sino Green Land Corporation, a U.S. public company.  From January 2006 to August 2007 she served as Vice president of finance of PacificNet Inc. She has served as a director of Shenzhen Longtou Investment Limited & Longtou Investment (China) Limited, a private financial advisory company, since February 2004.  Ms. Ma received her MBA from American Kennedy Western University, and bachelor degree from Jinan University in China. Ms. Ma was selected to serve as a director because of her experience in finance management and investment.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in fiscal year 2012,.

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

Code of Ethics

As of September 30, 2012, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Because of our relatively small size and because we have only three officers and directors, we believe a code of ethics would have limited utility at this time.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended September 30, 2011 and 2012

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000 during the fiscal year ended September 30, 2012.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Hua Zeng, Chairman	2012	$18,504							18,504
	2011	$11,523							11,523
Jing Wang, Chief Executive	2012	$18,196	Nil	Nil	Nil	Nil	Nil	Nil	18,196
Officer	2011	$14,809	Nil	Nil	Nil	Nil	Nil	Nil	14,809
Yongqing Ma, Chief Financial	2012	$92,400	Nil		Nil	Nil	Nil	Nil	92,400
Officer, Treasurer and Secretary	2011	$42,000	Nil		Nil	Nil	Nil	Nil	42,000

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

Also pursuant to the CFO Agreement, the Executive received grants of 40,000 shares of the Company’s common stock on July 26, 2011 and July 25, 2012 and will receive a grant of 40,000 shares of the Company’s common stock on June 30, 2013 (such grants, the “Equity Grants”).

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

The Operating Subs, our operating affiliates, are private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary of the Operating Subs’ executives is determined by their shareholders. In addition, each employee of the Operating Subs is required to enter into an employment agreement. Accordingly, all our Operating Subs’ employees, including management, have executed our employment agreement. Our Operating Subs’ employment agreements with their executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Jing Wang’s employment agreement provides for an annual salary of RMB 80,000 (approximately $11,765).

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreements, our Operating Subs currently do not provide other benefits to the officers at this time. Other than as described with respect to the CFO Agreement, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers, other than as described with respect to possible severance payments of Equity Grants under the CFO Agreement.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the status of all outstanding equity awards of the Company as of September 30, 2012.

Outstanding Equity Awards at Fiscal Year-End
Option Awards							Stock Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jing Wang	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yongqing Ma	Nil	Nil	Nil	Nil	Nil	Nil	40,000	40,400	Nil	Nil

For the year ended September 30, 2012, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan other than the Equity Grants pursuant to the CFO Agreement. Other than the Equity Grants pursuant to the CFO Agreement, there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2011 and 2012.  We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2011 and 2012.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Jing Wang	Nil	Nil	Nil	Nil
Yongqing Ma	Nil	Nil	Nil	Nil

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended September 30, 2012 and currently no compensation arrangements are in place for the compensation of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of November 30, 2012 by (i) any person or group with more than 5% of any class of our voting stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 01B, 02/F, Podium Building, Guodu Golf Garden, North of Xinsha Road, Futian District, Shenzhen, 518048, People’s Republic of China.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of November 30, 2012 based upon 16,331,854 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership		Percent Common Stock

Hua Zeng	Chairman	4,685,706	(1)	28.7%

Jing Wang	Chief Executive Officer and a Director	4,512,154	(1)	27.6%

Yongqing Ma	Chief Financial Officer and a Director	80,000		*

Thomas E. Mills 1440-3044 Bloor Street West Toronto, Ontario M8X 2Y8 Canada	Former Chief Executive Officer	15,106		*

All officers and directors as a group (four persons named above)		9,032,842		55.3%

Well Trend Consultants Limited and Yueh Jen Chau(2) Room 1704, Fu Fai Commercial Center, 27 Hillier Street, Hong Kong		1,341,895		8.2%

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

Transactions with Related Persons

The following includes a summary of transactions since October 1, 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Director Independence

Under the independence standard set forth in Rule 4200(a) (15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under, none of the members of the Board of Directors are independent.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Clement C.W. Chan & Co. served as our principal independent accountants for the audit of the fiscal years ended September 30, 2012 and 2011.

During the fiscal years ended September 30, 2011 and 2012, fees for services provided by Clement C.W. Chan & Co. were as follows:

	2011	2012
Audit fees(1)	$80,000	$80,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	80,000	80,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Clement C.W. Chan & Co. for our financial statements as of and for the year ended September 30, 2012.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

I. Listing of Documents

(1)    Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2012 and 2011

Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011

Consolidated Statement of Stockholders’ Equity for the Years Ended September 30, 2012 and 2011

Notes to Consolidated Financial Statements

(3)   The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company, dated September 23, 2010(incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on April 5, 2011).
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 31, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed with the SEC on August 15, 2011).
3.3	Amended and Restated Bylaws of the Company, dated March 31, 2011 (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed with the SEC on April 5, 2011).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-KSB filed with the SEC on June 24, 2004).
10.1	Share Purchase and Exchange Agreement, dated as of March 31, 2011, among AMP Productions, Ltd., China Digital Image Organization Co., Limited, the shareholders of China Digital and Thomas Mills (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on April 5, 2011).
10.2	Consultancy Agreement dated September 25, 2010, between China Digital Image Organization Co., Limited and Well Trend Consultants Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 5, 2011).
10.3	House Lease Contract, dated April 6, 2011, between Shenzhen Digital Image Technology Co., Limited and Galaxy Industrial (Shenzhen) Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on May 23, 2011).
10.4**	Employment Agreement by and between Computer Graphics International Inc. and Yongqing Ma dated June 24, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on June 27, 2011).
10.5	Letter of Intent for Share Purchase among Li Dongxiang, Zeng Xianguang and Shenzhen Digital Image Technology Co., Ltd. (English translation) dated September 26, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on October 20, 2011).
21	Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the registrant’s Form 8-K filed with the SEC on April 5, 2011).
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: January 14, 2013	By:	/s/ Jing Wang
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

Signature	Capacity	Date

By: /s/ Jing Wang	Chief Executive Officer and Director	January 14, 2013
Jing Wang	(Principal Executive Officer)

By: /s/ Yongqing Ma	Chief Financial Officer and Director	January 14, 2013
Yongqing Ma	(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Hua Zeng	Chairman of the Board of Directors	January 14, 2013
Hua Zeng

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 Report of Independent Registered Public Accounting Firm

Board of Directors

Computer Graphics International Inc.

We have audited the accompanying consolidated balance sheets of Computer Graphics International Inc. as of September 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for years ended September 30, 2012 and 2011. Computer Graphics International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Graphics International Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for years ended September 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $1,136,813 for the year ended September 30, 2012 and has accumulated losses of $841,688 at September 30, 2012. These matters are discussed in Note 2 to the consolidated financial statements that raises substantial doubt about the Company’s ability to continue as a going concern. Financial support from the Company’s Chairman in regard to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong

28 December, 2012

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	Notes	September 30,	September 30,
		2012	2011

ASSETS
Current Assets
Cash and cash equivalents		$263,228	$779,132
Accounts receivable, net of provision of $91,577 (2011 : $Nil)		361,575	307,109
Value-added tax recoverable		35,402	5,865
Other receivables		220,572	45,274
Inventory	3	-	2,080
Total Current Assets		880,777	1,139,460

Property and equipment, net of accumulated depreciation of $350,484 (2011 : $149,509)	3	777,189	871,051
Rental deposits	15(2)	40,361	53,093
Monies held by a legal firm/Deposit for acquisition of a subsidiary	14	268,393	937,236
Deposit for acquisition of a leasehold property	15(1)	-	781,030

Total non-current assets		1,085,943	2,642,410

Total Assets		$1,966,720	$3,781,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable		$13,640	$29,291
Accrued expenses and other payable		497,702	225,235
Income tax payable	7	-	263,417
Total Current Liabilities		511,342	517,943

Non-current liabilities
Amount due to a shareholder	4	754,582	1,845,380
Total Liabilities		1,265,924	2,363,323
Stockholders' Equity
Common stock, US$0.0001 par value, 900,000,000 shares
authorized, 16,331,854 and 16,291,854 shares issued and
outstanding at September 30, 2012 and 2011 respectively (#)	8	1,633	1,629
Additional paid-in capital (#)		1,129,351	1,079,649
Common stock issued for prepaid service	9	(336,454)	(677,742)
Statutory reserves	10	500,088	500,088
Accumulated other comprehensive income	11	247,866	219,798
(Accumulated losses)/Retained earnings		(841,688)	295,125
Total Stockholders' Equity		700,796	1,418,547

Total Liabilities and Stockholders' Equity		$1,966,720	$3,781,870

(#)  Reflects the 1-for-2.18 reverse split of the Company's outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

Sales	$5,795,503	$10,068,752

Cost of sales	(2,895,566)	(3,858,809)

Gross profit	2,899,937	6,209,943

Selling, general and administrative expenses	(4,419,803)	(2,268,288)

(Loss)/Income from operations	(1,519,866)	3,941,655

Other Income (Expense)
Amount recovered from a sundry debtor	140,511	-
Interest income	1,058	12,920
Sundry income	9,373	-
Bank charges	(4,944)	(1,548)
Exchange loss	-	(19,020)

Total other income /(expenses)	145,998	(7,648)

(Loss)/Income before income taxes	(1,373,868)	3,934,007

Income tax credit/(expenses) - note 7)	237,055	(1,132,175)

Net (loss)/income	$(1,136,813)	$2,801,832

Weighted average common shares outstanding (*)
Basic (in shares)	16,301,717	16,038,802
Diluted (in shares)	16,301,717	16,038,802

Net (loss)/income per common share (*)
Basic (in dollars per share)	$(0.07)	$0.17
Diluted (in dollars per share)	$(0.07)	$0.17

Net (loss)/income	$(1,136,813)	$2,801,832
Other comprehensive income - foreign currency translation adjustment	28,068	92,443

Comprehensive (loss)/income	$(1,108,745)	$2,894,275

(*) Reflects the 1-for-2.18 reverse split of the Company’s outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(1,136,813)	$2,801,832
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of prepaid post combination employee benefit	205,050	-
Amount recovered from a sundry debtor	(140,511)	-
Depreciation	213,431	67,576
Inducement fee	473,192	-
Share-based payment expense	390,994	402,246
Changes in operating assets and liabilities:
Accounts receivable	(51,131)	(7,707)
Value-added tax recoverable/payable	(29,447)	(80,920)
Amount due from/to a shareholder	-	333,845
Other receivables	(161,363)	(74,890)
Inventory	2,101	(2,034)
Accounts payable	(15,949)	28,643
Accrued expense and other payable	269,872	99,887
Income tax payable	(265,988)	(177,713)

Net cash (used in)/provided by operating activities	(246,562)	3,390,765

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(96,099)	(788,974)
Amount recovered from a sundry debtor	140,511	-
Refund of deposit/(deposit paid) for acquisition of a property	788,653	(763,756)
Deposit paid for acquisition of a subsidiary	-	(916,508)

Net cash provided by /(used in) investing activities	833,065	(2,469,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash advanced from the shareholder to increase the subsidiary's
paid-up capital	-	1,228,269
Repayment of amount due to a shareholder	(1,098,435)	-
Repayment of promissory notes	-	(2,368,471)

Net cash used in financing activities	(1,098,435)	(1,140,202)

Effect of exchange rate changes on cash and cash equivalents	(3,972)	41,405

Net decrease in cash and cash equivalents	(515,904)	(177,270)

Cash and cash equivalents, beginning balance	779,132	956,402

Cash and cash equivalents, ending balance	$263,228	$779,132

Supplemental disclosure of non-cash financing activities:

i) Distribution upon Group Reorganization (Note 1)	$-	283,265

ii) Issuance of promissory notes as deemed distribution on
reverse acquisition (Note 1, 6)	$-	2,368,471

iii) Common stock issued for prepaid services (Note 9)	$-	1,023,865

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

				Common
	Common	Common	Additional	Stock Issued		Other		Total
	Stock	Stock	Paid-in	For Prepaid	Statutory	Comprehensive	Retained	Stockholders
	Outstanding *	Amount *	Capital *	Service	Reserves	Income	Earnings	Equity

Balance September 30, 2010	14,462,684	$1,446	$283,109	$-	$146,429	$127,355	$215,423	$773,762
Foreign currency translation adjustments	-	-	-	-	-	92,443	-	92,443
Distribution upon Group reorganization	-	-	(283,265)	-	-	-	-	(283,265)
Acquisition of CGII	447,276	45	(45)	-	-	-	-	-
Issuance of promissory notes recorded as
deemed distribution to shareholders	-	-	-	-	-	-	(2,368,471)	(2,368,471)
Issuance of common stock for prepaid service - note 9	1,341,894	134	1,023,731	(1,023,865)	-	-	-	-
Issuance of common stock to employee - note 9	40,000	4	56,119	-	-	-	-	56,123
Record of amortization of prepaid services - note 9	-	-	-	346,123	-	-	-	346,123
Income for the year ended September 31, 2011	-	-	-	-	-	-	2,801,832	2,801,832
Transferred to statutory reserve	-	-	-	-	353,659	-	(353,659)	-

Balance September 30, 2011	16,291,854	1,629	1,079,649	(677,742)	500,088	219,798	295,125	1,418,547
Foreign currency translation adjustments	-	-	-	-	-	28,068	-	28,068
Issuance of common stock to employee - note 9	40,000	4	49,702	-	-	-	-	49,706
Record of amortization of prepaid services - note 9	-	-	-	341,288	-	-	-	341,288
Loss for the year ended September 30, 2012							(1,136,813)	(1,136,813)

Balance September 30, 2012	16,331,854	$1,633	$1,129,351	$(336,454)	$500,088	$247,866	$(841,688)	$700,796

*  The above information has been restated to reflect the 1-for-2.18 reverse split of the Company's common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 1 - ORGANIZATION

Computer Graphics International Inc. (“CGII” or “the Company”) (formerly known as AMP Productions, Ltd.), was incorporated under the laws of the State of Nevada on February 27, 2003. China Digital Image Organization Co., Limited (“China Digital”) was incorporated in Hong Kong on August 5, 2009. China Digital holds 100% of Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”), a company incorporated in Shenzhen, Peoples’ Republic of China (“PRC”), and ultimately holds 100% of Shenzhen Digital Image 3D Design and Development Co., Ltd. (“SHENZHEN 3D DESIGN”) and Shenzhen Guangzhou Digital Image Technologies Co., Ltd, the companies incorporated in Shenzhen and Guangzhou, PRC.

Pursuant to a series of transactions completed in October, 2010, China Digital became the holding company of SDIT and SHENZHEN 3D DESIGN (the "Group Reorganization"). In October, 2010, China Digital acquired a 100% interest in SDIT (which directly holds a 100% interest in SHENZHEN 3D DESIGN) at a consideration of CNY2,000,000 (equivalent to $283,265). Prior to and after this acquisition, both China Digital and SDIT were controlled by the same party, Hua Zeng. Hua Zeng already controlled and held a 100% interest in SHENZHEN 3D DESIGN in January, 2007. In August, 2010, SDIT acquired a 100% interest of SHENZHEN 3D DESIGN. Prior to and after this acquisition, both SDIT and SHENZHEN 3D DESIGN were controlled by Hua Zeng.

Since China Digital, SDIT and SHENZHEN 3D DESIGN were under common control of the ultimate controlling party, Hua Zeng both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SDIT and SHENZHEN 3D DESIGN and the group structure had been in existence throughout the years ended September 30, 2012 and 2011 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

SEPTEMBER 30, 2012

Note 1 - ORGANIZATION (CONTINUED)

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

Extracts to the Supplemental Agreement are :-

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 1 - ORGANIZATION (CONTINUED)

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

Note 2 - GOING CONCERN

The accompanying audited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $1,136,813 for the year ended September 30, 2012 and had accumulated losses of $841,688 at September 30, 2012. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the management decided to close some less profitable branches and laid off excessive staff. Furthermore, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 16). The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the historical results of the consolidated group. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the year ended September 30, 2012, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation (continued)

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

$282,810 (CNY1,800,000) [September 30, 2011 : $281,171 (CNY1,800,000)] is payable to the Sellers on completion of the two years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of two years commencing from September 26, 2011.

The remaining amount of $188,540 (CNY1,200,000) [September 30, 2011 : $187,447 (CNY1,200,000)] is payable to the Sellers on completion of the three years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of three years commencing from September 26, 2011.

Pursuant to a letter of confirmation dated 10 February, 2012 executed by the two Selling shareholders, should any of the Sellers and the three non-shareholder employees cease employment with SDIT before the expiry of the three-years period, the balance consideration of CNY3,000,000 will be reduced by CNY600,000 for any one of the Sellers and the three non-shareholder employees each.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended September 30, 2012 and 2011 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of September 30, 2012 and 2011.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of September 30, 2012 and 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies (continued)

The amount recovered from a sundry debtor US$140,511 is accounted for in accordance with ASC450-30 (“Contingent gain”). The receivable represented a sundry debtor in Guangzhou’s financial statements which amount was considered as no value (detailed refer to note 1 Organization) as of the acquisition date of Guangzhou, so the asset was not recorded as of the acquisition date. However, the receivable, as a contingent asset under ASC450, was recovered and realised on August, 2012. Thus, the amount was recorded as income in the Consolidated Statements of Income and Comprehensive Income.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. There was $91,577 and $Nil allowance for doubtful accounts as of September 30, 2012 and 2011.

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

At September 30, 2012, the Company did not have inventory of hardware acquired for customers that had not yet been delivered to the customers (September 30, 2011 : hardware were acquired for a customer that had not yet been delivered to that customer in the amount of $2,080 that was valued at the lower of cost or market. Costs related to the cost of procurement of hardware for customer were capitalized as incurred).

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued)

As of September 30, 2012 and 2011 Property and Equipment consist of the following:

	2012	2011

Furniture and fixture	$148,845	$113,422
Leasehold improvement	473,634	468,619
Motor vehicles	44,722	39,476
Office equipment	460,472	399,043

Total	$1,127,673	$1,020,560

Accumulated depreciation	(350,484)	(149,509)

	$777,189	$871,051

Depreciation expense for the years ended September 30, 2012 and 2011 was $213,431 and $67,576, respectively.

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50). The Company recognized in the consolidated statement of income and comprehensive income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity. This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, nonforfeitable equity instruments, the note or receivable should be displayed as contra-equity by the grantor. The Company as grantor interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the consolidated statement of income and comprehensive income the grant date fair value of the shares, stock options and other equity-based compensation over the requisite service period.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2012 and 2011, there were no impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended September 30, 2012 and 2011, the Company incurred advertising expenses of $36,023 and $2,642 respectively.

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of selling, general and administrative expenses. During the years ended September 30, 2012 and 2011, the Company incurred shipping and handling fees and costs of $16,898 and $6,968 respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At September 30, 2012 and 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

SEPTEMBER 30, 2012

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. During the years ended September 30, 2012, and 2011 1 customer and no customer accounted for more than 10% of net revenue, respectively. As of September 30, 2012 and 2011, 4 and 6 customers accounted for more than 5% of net accounts receivable, respectively (note 13). For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC-310 Receivables	July 2010	For public entities, the disclosure as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting period ending on or after December 15, 2011.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 4 - DUE TO A SHAREHOLDER

As of September 30, 2012 and 2011, the Company has amount due to a shareholder of $754,582 and $1,845,380, respectively. The amount due to a shareholder is unsecured, interest-free and will not be required to repay to the shareholder until such time that the Company has the necessary financial resources to repay the amount due.

Note 5 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 6 - NOTES PAYABLE

On March 31, 2011, the Company issued certain promissory notes with an aggregate principal amount of $2,368, 471 (note 1) to the former shareholders of China Digital pursuant to the Share Exchange Agreement. Such notes were settled in full in May, 2011.

Note 7 - INCOME TAXES

The Company operates in more than one jurisdiction with its main operations conducted in PRC and virtually no activities in USA, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows :

	2012	2011

Income tax at U.S. statutory rate (34%)	$(467,115)	$1,337,562
State tax, net of federal effect	-	-
Foreign rate differential (2012 :12.5%, 2011 : 25%)	295,382	(354,061)
Expenses not deductible for tax (share-based payment)	76,905	136,764
Tax effect of unrecognized temporary difference	80,498	-
Over-provision in pervious years	(265,988)	-
Others	43,263	11,910

Income tax (credit)/expense	$(237,055)	$1,132,175

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

On April 6, 2012, the Company obtains the approval from the tax authority of PRC that it fulfills certain tax requirements of a company engaging in the design of software and integrated circuit and thereby it is entitled to preferential tax relief for EIT. The Company is exempted from EIT in the first two profitable financial years of operation and is further granted a 50% relief from the EIT for the following three financial years. As the approval is officially given to the Company in April, 2012, no refund of tax would be made in respect of the EIT paid by the Company for the fiscal years ended December 31, 2009 and 2010, with the 50% relief from EIT becomes effective from the financial year commencing on January 1, 2011.

Provision for income taxes for each of the two years ended September 30, 2012 and September 30, 2011 consists entirely of current taxes for the operations in PRC. There were no significant deferred tax differences in both periods.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 7 - INCOME TAXES (CONTINUED)

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as at September 30, 2012 and September 30, 2011 were as follows:

	As at
	September 30,	September 30,
	2012	2011

Balance b/f	$54,865	$-

USA	-	-
Hong Kong	37,002	54,865
PRC	65,196	-
	157,063	54,865
Less: valuation allowance	(157,063)	(54,865)
Deferred income tax benefit, net of valuation allowance	$-	$-

Increase in valuation allowance for the years ended September 30, 2012 and 2011 was $102,198 and $54,865 respectively.

Deferred tax asset which may arise as a result of these losses have been offset in these consolidated financial statements by a valuation allowance due to the uncertainty surrounding their realization.

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

For the years ended September 30, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax payable in the Consolidated Balance Sheets is comprised as follows:-

	2012	2011

Balance brought forward	$(263,417)	$(425,458)
Current tax (reversal)/provision for the year	237,055	(1,132,175)
Tax paid during the year	26,362	1,294,216

Balance carried forward	$-	$(263,417)

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 8 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock of par value of $0.0001 per share.

As detailed in Note 1 above, on March 31, 2011, China Digital became a wholly-owned subsidiary of CGII through issuance of 14,462,684 shares of common stock of par value of $0.0001 per share pursuant to the Share Exchange Agreement.

For accounting purposes, this transaction was treated as reverse acquisition and CGII’s equity accounts at September 30, 2010 prior to the acquisition are restated based on the ratio of the exchange of 14,462,684 of CGII’s shares for 10,000 of China Digital’s shares. As the par value of each share of CGII and China Digital are $0.0001 and $0.129, respectively the difference in capital arising from this reverse acquisition is reallocated from additional paid-in capital to common stock.

On April 19, 2011, the Company issued 1,341,894 shares of common stock to Well Trend Consultant Limited (“Well Trend”) - Note 9.

On June 7, 2011, the Company effected a 1-for-2.18 reverse stock split of its outstanding common stock. The information contained herein gives retroactive effect to the reverse stock split for all periods presented.

On July 26, 2011 and July 25, 2012, the Company issued 40,000 shares of common stock to the Company’s Chief Financial Officer, Yongqing Ma - note 9.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2012, no preferred stock was issued.

Note 9 - SHARE BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,894 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”). The consultancy services are to be performed for three years after signing the Consultancy Agreement. The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865. The fair value of the shares issued per share was based on the quoted market price of CGII’s shares. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed. For the years ended September 30, 2012 and 2011, the Company amortized share-based payment expenses of $341,288 and $346,123 respectively. The unrecognized share-based payment expense of $336,454 as of September 30, 2012 (2011: $677,742) will be amortized up to September 2013. There is no tax benefit related to the share-based payment expense recognized.

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totalling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company. The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200. The fair value of the shares issued per share is based on the quoted market price of CGII’s shares. As of September 30, 2012, 80,000 shares with a grant date fair value of $80,800 were vested. 40,000 shares were issued on July 26, 2011, with the other 40,000 shares issued on July 25, 2012. The remaining 40,000 shares are unvested. For the years ended September 30, 2012 and 2011, the Company recognized $49,706 and $56,123 respectively as share-based payment expense. The total cost related to non-vested shares not yet recognized as of September 30, 2012 and 2011 was $15,371 and $65,077, respectively and will be recognized and accounted for as separate awards based on the grant date value of the shares to be issued in each tranche over the requisite service period up to June 2013.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 9 - SHARE BASED PAYMENTS (CONTINUED)

The Company therefore recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $390,994 and $402,246 for the years ended September 30, 2012 and 2011, respectively.

Note 10 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2012 and 2011, the Company had allocated $500,088 and $500,088 in aggregate to these non-distributable reserve funds, respectively.

Note 11 - OTHER COMPREHENSIVE INCOME

Balance of after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2012 and 2011, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income

Balance at September 30, 2010	$127,355	$127,355
Change for 2011	92,443	92,443

Balance at September 30, 2011	219,798	219,798
Change for 2012	28,068	(208,950)

Balance at September 30, 2012	$247,866	$10,848

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

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

4 and 6 customers accounted for more than 5% of accounts receivable at September 30, 2012 and 2011, totaling 54% and 64 respectively. For the years ended September 30, 2012 and 2011, 1 and no customer accounted for greater than 10% of total sales amounts, totaling 14% and Nil respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into on September 26, 2011. Extracts to the Supplemental Agreement are :-

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Note 14 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS(CONTINUED)

50% of the amount $937,236 i.e. $471,350 (CNY3,000,000) was then paid to the Sellers following execution of the Supplemental Agreement and that the remaining balance $471,350 (CNY3,000,000) remains under the custody of the legal firm witnessing the transaction under Escrow for future payments to the Sellers in accordance with the terms of the Supplemental Agreement.

The Company therefore accounts for :-

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

In total, the Company incurred employee benefits of US$678,242 and $nil for the year ended September 30, 2012 and 2011 respectively under the Acquisition Agreement and the Supplemental Agreement.

Note 15 - NON-FINANCIAL IMPACT OF THE COMPANY

1)	Capital commitment
As at September 30, 2012 and 2011, the Company had total capital commitment as follows:

	2012	2011

Total consideration for the leasehold property	$-	$10,403,324
Less: Deposit paid	-	(781,030)

Total capital commitment	$-	$9,622,294

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

SEPTEMBER 30, 2012

Note 15 - NON-FINANCIAL IMPACT OF THE COMPANY (CONTINUED)

2)	Leases commitment and rental deposits
As at September 30, 2012, the Company had total future aggregate minimum lease payments under non-cancellable operating leases for the Company’s office premises located in PRC as follows:

2012

Within 1 year	$235,087
1 - 2 year	177,467
2 - 3 year	177,467
3 - 4 year	103,522
4 - 5 year	-

$693,543

Rental deposits paid for leasing of the office premises in the sum of $40,361 (2011 : $53,093) are recorded as non-current asset as the lease expires over 1 year.

Note 16 - CHAIRMAN FINANCIAL UNDERTAKING

On December 28, 2012, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate fundings to meet the Company’s financial obligations as when they are required. There can be no assurance that the Chairman will be successful in this endeavor.

Note 17 - SUBSEQUENT EVENTS

For the year ended September 30, 2012, the Company has evaluated subsequent events for potential recognition disclosure. There were no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

