Form 10-Q
period 2012-12-31
Computer Graphics International Inc.
filed 2013-02-19
CIK 1242513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 14, 2013, there were outstanding [16,331,854] shares of the Registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in USD)

	Notes	December 31,	September 30,
		2012	2012
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents		$333,386	$263,228
Accounts receivable, net of provision of $90,894 (September 30, 2012 : $91,577)		272,009	361,575
Value-added tax recoverable		54,880	35,402
Other receivables		163,175	220,572
Total Current Assets		823,450	880,777

Property and equipment, net of accumulated depreciation of $414,494 (September 30, 2012 : $350,484)	3	640,644	777,189
Rental deposits	14	40,572	40,361
Monies held by a legal firm/Deposit for acquisition of a subsidiary	13	218,216	268,393

Total non-current assets		899,432	1,085,943

Total Assets		$1,722,882	$1,966,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable		$155,909	$13,640
Accrued expenses and other payable		397,426	497,702
Total Current Liabilities		553,335	511,342

Non-current liabilities
Amount due to a shareholder	4	1,006,551	754,582
Total Liabilities		1,559,886	1,265,924

Stockholders' Equity
Common stock, US$0.0001 par value, 900,000,000 shares authorized, 16,331,854 and 16,291,854 shares issued and outstanding at December 31, 2012 and September 30, 2012 respectively (#)	7	1,633	1,633
Additional paid-in capital (#)		1,134,291	1,129,351
Common stock issued for prepaid service	8	(251,132)	(336,454)
Statutory reserves	9	500,088	500,088
Accumulated other comprehensive income		256,484	247,866
Accumulated losses		(1,478,368)	(841,688)
Total Stockholders' Equity		162,996	700,796

Total Liabilities and Stockholders' Equity		$1,722,882	$1,966,720

(#) Reflects the 1-for-2.18 reverse split of the Company's outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011 (UNAUDITED)

(Amounts in USD, except shares)

	2012	2011

Sales	$1,085,904	$1,952,720

Cost of sales	(1,032,437)	(842,276)

Gross profit	53,467	1,110,444

Selling, general and administrative expenses	(688,264)	(1,407,679)

Loss from operations	(634,797)	(297,235)

Other Income (Expense)
Interest income	127	643
Sundry income	8,242	-
Bank charges	(710)	(1,168)
Exchange loss	-	(914)
Non operation expense	(9,542)	-

Total other expenses	(1,883)	(1,439)

Loss before income taxes	(636,680)	(298,674)

Income tax expense	-	(28,765)

Net loss	(636,680)	(327,439)
Other comprehensive income - foreign currency translation adjustment	8,618	14,017

Comprehensive loss	$(628,062)	$(313,422)

Weighted average common shares outstanding (*)
Basic	16,301,717	16,291,854

Net loss per common share (*)
Basic	$(0.04)	$(0.02)

(*) Reflects the 1-for-2.18 reverse split of the Company’s outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011(UNAUDITED)

(Amounts in USD)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(636,680)	$(327,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of prepaid post combination employee benefit	51,686	50,964
Depreciation	102,151	50,137
Share-based payment expense	90,262	100,063
Changes in operating assets and liabilities:
Monies held by legal firm	-	470,436
Notes receivable	-	(24,698)
Accounts receivable	91,644	135,179
Value-added tax recoverable/payable	(19,334)	(6,761)
Amount due to a shareholder	252,014	78,667
Other receivables	58,251	17,033
Inventory	-	2,088
Accounts payable	142,494	(29,404)
Accrued expense and other payable	(101,768)	61,424
Income tax payable	-	28,765

Net cash provided by operating activities	30,720	606,454

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,546)	(142,925)
Disposal of property and equipment	40,291	-

Net cash provided by /(used in) investing activities	38,745	(142,925)

Effect of exchange rate changes on cash and cash equivalents	693	6,354

Net increase in cash and cash equivalents	70,158	469,883

Cash and cash equivalents, beginning balance	263,228	779,132

Cash and cash equivalents, ending balance	$333,386	$1,249,015

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 1 - ORGANIZATION

Computer Graphics International Inc. (“CGII” or “the Company”) (formerly known as AMP Productions, Ltd.), was incorporated under the laws of the State of Nevada on February 27, 2003. China Digital Image Organization Co., Limited (“China Digital”) was incorporated in Hong Kong on August 5, 2009. China Digital holds 100% of Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”), a company incorporated in Shenzhen, Peoples’ Republic of China (“PRC”), and ultimately holds 100% of Shenzhen Digital Image 3D Design and Development Co., Ltd. (“SHENZHEN 3D DESIGN”) and Guangzhou Digital Image Technologies Co., Ltd, the companies incorporated in Shenzhen and Guangzhou, PRC.

Pursuant to a series of transactions completed in October, 2010, China Digital became the holding company of SDIT and SHENZHEN 3D DESIGN (the "Group Reorganization"). In October, 2010, China Digital acquired a 100% interest in SDIT (which directly holds a 100% interest in SHENZHEN 3D DESIGN) at a consideration of Chinese Renminbi Yuan ("CNY") 2,000,000 (equivalent to $283,265). Prior to and after this acquisition, both China Digital and SDIT were controlled by the same party, Hua Zeng. Hua Zeng already controlled and held a 100% interest in SHENZHEN 3D DESIGN in January, 2007. In August, 2010, SDIT acquired a 100% interest of SHENZHEN 3D DESIGN. Prior to and after this acquisition, both SDIT and SHENZHEN 3D DESIGN were controlled by Hua Zeng.

Since China Digital, SDIT and SHENZHEN 3D DESIGN were under common control of the ultimate controlling party, Hua Zeng both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SDIT and SHENZHEN 3D DESIGN and the group structure had been in existence throughout the periods ended December 31, 2012 and December 31, 2011 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

On August 22, 2012, the Company filed dissolution for Shenzhen Digital Image 3D Design and Development Co., Ltd. (“SHENZHEN 3D DESIGN”) and discontinued its operation.

COMPUTER GRAPHICS INTERNATIONAL INC.

(FORMERLY KNOWN AS AMP PRODUCTIONS, LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 1 - ORGANIZATION (CONTINUED)

On September 26, 2011, the Company’s wholly owned subsidiary, SDIT entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd, at that time recently formed start-up company involved in three dimensional technology (“Guangzhou”). Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for CNY6,000,000 (equivalent to $952,215).  There is no prior relationship between the Company and its affiliates and Guangzhou and its affiliates.

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into between Li Dongxiang and Zeng Xianguang (together, the “Sellers”) and three non-shareholder employees of Guangzhou Fanyutuo 3D Technology and SDIT on September 26, 2011.

Extracts to the Supplemental Agreement are:

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

ii)	5 working days after execution of the Supplemental Agreement, 50% of the amount of $952,215 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)	5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with SDIT, 30% of the amount of $952,215 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)	5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with SDIT, 20% of the amount $952,215 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)	As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)	In the event that any one of the Sellers and the three non-shareholder employees left employment with SDIT during the three years Agreement period, the acquisition price shall not establish.

The acquisition of Guangzhou was in essence to secure the long term employment of the Sellers and the three non-shareholder employees to work for SDIT.

Guangzhou was a start-up company with minimal assets and liabilities that were considered of no real value. Following the acquisition, Guangzhou was placed in dormancy with no business activities undergoing. In light of the aforesaid, the management considers that the acquisition is not a business combination, as defined under ASC Topic 805, in substance and therefore the purchase consideration is accounted for as employee benefits. The employee benefits so expensed are reported under Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

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

Note 2 - GOING CONCERN

The accompanying unaudited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $636,680 for three months ended December 31, 2012 and had accumulated losses of $1,478,368 at December 31, 2012. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the management decided to close some less profitable branches and laid off excessive staff. Furthermore, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 15). The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended September 30, 2012. The results for the three months ended December 31, 2012, are not necessary indicative of the results to be expected for the full year ending September 30, 2013.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the historical results of the consolidated group. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For three months ended December 31, 2012, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

The Consolidated Statements of Operations and Comprehensive Loss include the results of each of the combining entities or businesses from the earliest date presented or since the date when the combining entities or businesses first came under common control, where this is a shorter period.

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

Employee Benefits

In respect of the Company’s acquisition of a subsidiary, Guangzhou as referred to in note 1, management considers that the amount of acquisition price of $952,215 (CNY6,000,000), should be accounted for as employee benefits under Selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income on the following basis :-

i)	50% of the amount $952,215 i.e. $476,107 (CNY3,000,000) paid to the Sellers 5 working days after execution of the Supplemental Agreement was in the nature of inducement fee for securing the employment of the Sellers and the three non-shareholder employees. The payment should be accounted for as employee benefits and charged to the Consolidated Statement of Income and Comprehensive Income upon payment.

ii)	50% of the amount $952,215 i.e. $476,107 (CNY3,000,000) will continue to be held under escrow as monies held by a legal firm for meeting future contingent payment under the terms of payment as set out in note 1 :

$285,664 (CNY1,800,000) [September 30, 2011 : $281,171 (CNY1,800,000)] is payable to the Sellers on completion of the two years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of two years commencing from September 26, 2011.

The remaining amount of $190,443 (CNY1,200,000) [September 30, 2011: $187,447 (CNY1,200,000)] is payable to the Sellers on completion of the three years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of three years commencing from September 26, 2011.

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

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

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

Comprehensive Loss

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss  for the three months periods ended December 31, 2012 and 2011 included net loss and foreign currency translation adjustments.

Risks and Uncertainties

The Company’s operations are carried out in the People's Republic of China ("PRC"). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type December 31, 2012 and September 30, 2012.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of December 31, 2012 and September 30, 2012.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. There was $90,894 and $91,577 allowance for doubtful accounts as of December 31, 2012 and September 30, 2012.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued)

As of December 31, 2012 and September 30, 2012, Property and Equipment consist of the following:

	December 31, 2012	September 30, 2012

Furniture and fixture	$132,458	$148,845
Leasehold improvement	476,107	473,634
Motor vehicles	44,956	44,722
Office equipment	401,617	460,472

Total	$1,055,138	$1,127,673

Accumulated depreciation	(414,494)	(350,484)

	$640,644	$777,189

Depreciation expense for the three months ended December 31, 2012 and December 31, 2011were $102,151 and $50,137, respectively.

For the three months ended December 31, 2012 and 2011, total fixed assets of $202,954 and $Nil were disposed.

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

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2012 and September 30, 2012, there were no impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the three months ended December 31, 2012 and 2011, the Company incurred advertising expenses of $Nil and $ 10,387 respectively.

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of selling, general and administrative expenses. During the three months ended December 31, 2012 and 2011, the Company incurred shipping and handling fees and costs of $2,247 and $3,702 respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At December 31, 2012 and September 30, 2012, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. During the three months ended December 31, 2012, two customers accounted for 33% and 13% of net revenue, respectively. During the three months ended December 31, 2011, one customer accounted over 10% of net revenue. As of December 31, 2012 and September 30, 2012, 3 and 4 customers accounted for more than 5% of net accounts receivable, respectively (note 12). For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 4 - DUE TO A SHAREHOLDER

As of December 31, 2012 and 2011, the Company has amount due to a shareholder of $1,006,551 and $754,582, respectively. The amount due to a shareholder is unsecured, interest-free and will not be required to repay to the shareholder until such time that the Company has the necessary financial resources to repay the amount due.

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

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended December 31,
	2012	2011

Income tax at U.S. statutory rate (34%)	$(216,471)	$-
State tax, net of federal effect	-	-
Foreign rate differential (2012 :12.5%, 2011 : 25%)	117,416	-
Expenses not deductible for tax (share-based payment)	30,689	34,021
Others	68,366	(5,256)

Income tax (credit)/expense	$-	$28,765

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Provision for income taxes for each of for the three months ended December 31, 2012 and 2011 consists entirely of current taxes for the operations in PRC. There were no significant deferred tax differences in both periods.

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as at December 31, 2012 and September 30, 2012 were as follows:

	As of
	December 31,	September 30,
	2012	2012

Balance	$157,063	$54,865

USA	-	-
Hong Kong	-	37,002
PRC	68,265	65,196
	225,328	157,063
Less: valuation allowance	(225,328)	(157,063)
Deferred income tax benefit, net of valuation allowance	$-	$-

Increase in valuation allowance for the three months ended December 31, 2012 and 2011 was $68,265.

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

For the three months ended December 31, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax payable in the Consolidated Balance Sheets is comprised as follows:

	December 31, 2012	September 30, 2012

Balance brought forward	$-	$(263,417)
Current tax provision for the year	-	237,055
Tax paid during the year	-	26,362

Balance carried forward	$-	$-

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 7 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock of par value of $0.0001 per share.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2012, no preferred stock was issued.

Note 8 - SHARE BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,894 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”). The consultancy services are to be performed for three years after signing the Consultancy Agreement. The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865. The fair value of the shares issued per share was based on the quoted market price of CGII’s shares. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed. For the three months ended December 31, 2012 and 2011, the Company amortized share-based payment expenses of $85,322 and $85,322 respectively. The unrecognized share-based payment expense of $251,132 as of December 31, 2012 (September 30, 2012: $336,454) will be amortized up to September 2013. There is no tax benefit related to the share-based payment expense recognized.

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totaling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company. The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200. The fair value of the shares issued per share is based on the quoted market price of CGII’s shares. As of September 30, 2012, 80,000 shares with a grant date fair value of $80,800 were vested. 40,000 shares were issued on July 26, 2011, with the other 40,000 shares issued on July 25, 2012. The remaining 40,000 shares are unvested. For the three months ended December 31, 2012 and 2011, the Company recognized $4,940 and $14,741 respectively as share-based payment expense. The total cost related to non-vested shares not yet recognized as of December 31, 2012 and September 30, 2012 were $10,431 and $15,371, respectively and will be recognized and accounted for as separate awards based on the grant date value of the shares to be issued in each tranche over the requisite service period up to June 2013.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 8 - SHARE BASED PAYMENTS (CONTINUED)

The Company therefore recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $90,262 and $100,063 for the three months ended December 31, 2012 and 2011, respectively.

Note 9 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2012 and September 30, 2012, the Company had allocated $500,088 and $500,088 in aggregate to these non-distributable reserve funds, respectively.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2012, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income

Balance at September 30, 2010	$127,355	$127,355
Change for 2011	92,443	92,443

Balance at September 30, 2011	219,798	219,798
Change for 2012	28,068	28,068

Balance at September 30, 2012	$247,866	$247,866
Change for three months period ended December 31, 2012	8,618	8,618

Balance at December 31, 2012	$256,484	$256,484

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

3 and 4 customers accounted for more than 5% of accounts receivable at December 31, 2012 and September 30, 2012, totaling 71% and 54% respectively. For the three months ended December 31, 2012 and 2011, 2 and 1 customer accounted for greater than 10% of total sales amounts, totaling 46% and 40% respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS

On September 26, 2011, the Company’s wholly-owned subsidiary Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”) entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”), a recently formed start-up company involved in three dimensional technology. Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for $952,215 (CNY6,000,000).

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into on September 26, 2011. Extracts to the Supplemental Agreement are:

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

ii)	5 working days after execution of the Supplemental Agreement, 50% of the amount of $952,215 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)	5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with SDIT, 30% of the amount of $952,215 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)	5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with SDIT, 20% of the amount $952,215 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)	As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)	In the event that any one of the Sellers and the three non-shareholder employees left employment with SDIT during the three years Agreement period, the acquisition price shall not establish.

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

On September 28, 2011, SDIT paid the full amount of $952,215 (CNY6,000,000) to the legal firm witnessing the transaction under Escrow.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS(CONTINUED)

50% of the amount $952,215 i.e. $476,107 (CNY3,000,000) was then paid to the Sellers following execution of the Supplemental Agreement and that the remaining balance $476,107 (CNY3,000,000) remains under the custody of the legal firm witnessing the transaction under Escrow for future payments to the Sellers in accordance with the terms of the Supplemental Agreement.

The Company therefore accounts for:

(a)	50% of the amount, $476,107 (CNY3,000,000) that was paid to the Sellers following execution of the Supplemental Agreement as employee benefits and expensed to consolidated statement of income and comprehensive income;

(b)	30% of the amount, $285,664 (CNY1,800,000) is expensed over the two years Agreement period with the corresponding entry credited to provision for employee benefits in the balance sheet.

(c)	20% of the amount, $190,443 (CNY1,200,000) is expensed over the three years Agreement period with the corresponding entry credited to provision for employee benefits in the balance sheet.

In total, the Company incurred employee benefits of US$51,686 and $521,400 for three months ended December 31, 2012 and 2011 respectively under the Acquisition Agreement and the Supplemental Agreement. As of December 31, 2012 and September 30, 2012, the unamortized balance of employee benefits were $218,216 and $268,393, respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Amounts in USD)

(Unaudited)

Note 14 - NON-FINANCIAL IMPACT OF THE COMPANY

Leases commitment and rental deposits

As at December 31, 2012, the Company had total future aggregate minimum lease payments under non-cancellable operating leases for the Company’s office premises located in PRC as follows:

December 31, 2012

Within 1 year	$184,340
1 - 2 year	193,557
2 - 3 year	203,235
3 - 4 year	68,838

$649,970

Rental deposits paid for leasing of the office premises in the sum of $40,572 (September 30, 2012 : $40,631) are recorded as non-current asset as the lease expires over 1 year.

Note 15 - CHAIRMAN FINANCIAL UNDERTAKING

On December 28, 2012, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate fundings to meet the Company’s financial obligations as when they are required. There can be no assurance that the Chairman will be successful in this endeavor.

Note 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition disclosure. There were no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Computer Graphics International Inc. should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included in this quarterly report and the company’s annual report for the year ended September 30, 2012. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in our annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Acquisition of China Digital

On March 31, 2011, we completed a reverse acquisition transaction through a share exchange (the “Share Exchange”) with China Digital and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of China Digital in exchange for (i) 14,462,684 shares of our Common Stock (after giving effect to the Reverse Stock Split described below), which collectively constituted approximately 97% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and (ii) payment (the “Cash Component”) of $2,368,471.  The Cash Component was payable in full within 12 months after the Closing.

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

As a result of our acquisition of China Digital, we now own all of the issued and outstanding capital stock of China Digital, which in turn owns all of the issued and outstanding capital stock of Shenzhen Digital Image Technologies Co., Ltd. (“Shenzhen Holding Company”).  Shenzhen Holding Company in turn owns our two additional Operating Subs, Shenzhen Digital Image 3D Design and Development Co., Ltd. (“Shenzhen 3D Design”) and Guangzhou Digital Image Technologies Co., Ltd.

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

On September 26, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou ”).  Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to Shenzhen Holding Company in exchange for RMB six million (approximately US$952,215).  Guangzhou is a recently formed start-up company involved in three dimensional technology. On December 27, 2011, the parties closed the purchase and sale of shares of Guangzhou pursuant to terms of the Acquisition Agreement.  In connection with the closing, Guangzhou's name was changed to "Guangzhou Digital Image Technologies Co., Ltd."

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

Taxation

United States and Hong Kong

We are subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no taxable income derived from business effectively connected to the United States.

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

Results of Operations

The following tables set forth key components of our results of operations for the three months ended December 31, 2012 and December 31, 2011, both in dollars and as a percentage of our net sales.

	Three months ended		Three months ended
	December 31, 2012		December 31, 2011
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$1,085,904	100%	$1,952,720	100%
Cost of sales	1,032,437	95%	842,276	43%
Gross profit	53,467	5%	1,110,444	57%
Selling, General and Administrative Expenses	688,264	63%	1,407,679	72%
Loss from operation	(634,797)	(58)%	(297,235)	(15)%
Other expenses	(1,883)	0%	(1,439)	0%
Loss Before Income Taxes	(636,680)	(58)%	(298,674)	(15)%
Income tax expense	-	-	28,765	2%
Net loss	$(636,680)	(58)%	$(327,439)	(17)%

Net Sales. Our net sales decreased to $1,085,904 for the three months ended December 31, 2012 from $1,952,720 for the three months ended December 31, 2011, representing a 44% decrease. The decrease is primarily due to the overall market decline in the current Chinese real estate industry

Cost of Sales. Our cost of sales increased to $1,032,437 for the three months ended December 31, 2012 from $842,276 for the three months ended December 31, 2011, representing a 23% increase. The cost of goods sold per sales ratio increased to 95% for the three months ended December 31, 2012 from 43% for the three months ended December 31, 2011, mainly due to increased cost related to developed sales on low margin products.

Gross Profit. Our gross profit decreased to $53,467 for the three months ended December 31, 2012 from $1,110,444 for the three months ended December 31, 2011, representing a 95% decrease. This decrease was primarily due to the decreased sales and the increased cost of sales.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $688,264 for the three months ended December 31, 2012 from $1,407,679 for the three months ended December 31, 2011, representing a 51% decrease. The Selling, General and Administrative Expense per sales ratio decreased to 63% for the three months ended December 31, 2012 from 72% for the three months ended December 31, 2011, mainly due to decreased cost related to fewer employees than last period.

Other Expenses. Other expenses increased to $1,883 for the three months ended December 31, 2012 from $1,439 for the three months ended December 31, 2011. This increase was mainly due to one time non-operation expense.

Loss Before Income Taxes. Our loss before income taxes increased to $636,680 for the three months ended December 31, 2012 from $298,674 for the three months ended December 31, 2011, representing a 113% increase.  The increase was mainly due to the decrease in sales and increase in cost of sales.

Income tax expenses. Our income tax expense was nil for the three months ended December 31, 2012, compared to income tax expense $28,765 for the three months ended December 31, 2011. This change was mainly due to the loss before income taxed for the three months ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2012 and September 30, 2012, we had cash and cash equivalents of $333,386 and $263,228, respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	The three months Ended
	December 31,
	2012	2011
Net cash provided by operating activities	$30,720	$606,454
Net cash provided by (used in) investing activities	38,745	(142,925)
Effects of Exchange Rate Change in Cash	693	6,354
Net Increase in Cash and Cash Equivalents	70,158	469,883
Cash and Cash Equivalent at Beginning of the Period	263,228	779,132
Cash and Cash Equivalent at End of the Period	$333,386	$1,249,015

Operating activities

Net cash provided by operating activities was $30,720 for the three months ended December 31, 2012, as compared to net cash provided by operating activities of $606,454 for the three months ended December 31, 2011. The change is attributable to the increase in net loss of $309,241, the decrease of $91,644 in accounts receivable, the decrease of $58,251 in other receivables, the increase of $252,014 in amount due to a shareholder, the increase of $142,494 in accounts payable, the decrease of $101,768 in accrued expenses and other payable, the decrease of $19,334 in value-added tax liability.

Investing activities

Net cash provided by investing activities for the three months ended December 31, 2012 was $38,745, as compared to $142,925 net cash used in investing activities for the three months ended December 31, 2011. The change was mainly attributable to disposal of property and equipment.

Financing activities

No cash provided or used in financing activities for the three months ended December 31, 2012 and the three months ended December 31, 2011.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on January 14, 2013.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: February 19, 2013	By:	/s/ Jing Wang
Jing Wang Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2013	By:	/s/ Yongqing Ma
Yongqing Ma Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)