Form 10-Q
period 2013-03-31
Computer Graphics International Inc.
filed 2013-05-15
CIK 1242513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-51824

COMPUTER GRAPHICS INTERNATIONAL INC.

 (Exact name of Registrant as Specified in its Charter)

Nevada	30-0715357
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 15, 2013, there were outstanding 16,331,854 shares of the Registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index to consolidated financial statements

Page
Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss) for the six and three months ended March 31, 2013 and 2012	F-2
Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012	F-3
Notes to the Consolidated Financial Statements	F-4 – F-20

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD)

	Notes	March 31,	September 30,
		2013	2012
		(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents		$97,342	$263,228
Accounts receivable, net of provision of $69,974 (September 30, 2012 : $91,577)		364,427	361,575
Value-added tax recoverable		-	35,402
Other receivables		352,137	220,572
Total Current Assets		813,906	880,777

Property and equipment, net of accumulated depreciation of $461,716 (September 30, 2012 : $350,484)	3	596,698	777,189
Rental deposits	14	41,255	40,361
Monies held by a legal firm/Deposit for acquisition of a subsidiary	13	167,155	268,393

Total Assets		$1,619,014	$1,966,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable		$117,375	$13,640
Accrued expenses and other payable		185,576	497,702
VAT Payable		18,175	-
Deferred Revenue		64 ,198	-
Total current liabilities		385,324	511,342

Amount due to a stockholder	4	969,381	754,582
Total Liabilities		1,354,705	1,265,924

Stockholders' Equity
Common stock, US$0.0001 par value, 900,000,000 shares authorized, 16,331,854 shares issued and outstanding at March 31, 2013 and September 30, 2012 respectively (#)	7	1,633	1,633
Additional paid-in capital (#)		1,139,231	1,129,351
Common stock issued for prepaid service	8	(165,810)	(336,454)
Statutory reserves	9	500,088	500,088
Accumulated other comprehensive income		261,713	247,866
Accumulated losses		(1,472,546)	(841,688)
Total Stockholders' Equity		264,309	700,796

Total Liabilities and Stockholders' Equity		$1,619,014	$1,966,720

(#) Reflects the 1-for-2.18 reverse split of the Company's outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(AMOUNTS IN USD, EXCEPT SHARES)

	Six Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012

Sales	$2,282,271	$2,953,754	$1,196,367	$1,001,034
Cost of sales	(1,744,084)	(1,506,299)	(711,647)	(664,023)

Gross profit	538,187	1,447,455	484,720	337,011

Selling, general and administrative	(1,256,987)	(2,388,425)	(568,723)	(980,745)

Loss from operations	(718,800)	(940,970)	(84,003)	(634,734)

Other income (expense)
Interest income	325	860	198	216
Sundry income	98,614	-	90,372	-
Bank charges	(1,440)	(2,338)	(730)	(1,170)
Exchange loss	-	(914)	-	-
Non operation expense	(9,556)	-	(14)	-

Total other income (expense)	87,943	(2,392)	89,826	(954)

(Loss) Income before income taxes	(630,857)	(943,362)	5,823	(644,688)

Income tax	-	431,789	-	460,554

Net (loss) income	(630,857)	(511,573)	5,823	(184,134)
Other comprehensive income
Foreign currency translation adjustment	13,847	39,291	5,229	25,274

Comprehensive (loss) income	$(617,010)	$(472,282)	$11,052	$(158,860)

Net (loss) income per common share (*)
– Basic and diluted	$(0.04)	$(0.03)	$0.0004	$(0.01)

Weighted average common shares outstanding (*)
– Basic	16,331,854	16,291,854	16,331,854	16,291,854
– Diluted	16,331,854	16,321,010	16,331,854	16,328,455

(*) Reflects the 1-for-2.18 reverse split of the Company’s outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

(AMOUNTS IN USD)

(UNAUDITED)

	Six Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(630,857)	$(511,573)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities
Amortization of prepaid post combination employee benefit	103,313	102,571
Depreciation	147,955	105,517
Share-based payment expense	180,524	200,126
Changes in operating assets and liabilities:
Monies held by legal firm	-	470,436
Notes receivable	-	(25,010)
Accounts receivable, net	164	(269,684)
Value-added tax recoverable/payable	53,787	5,961
Other receivables, net	(131,357)	(6,920)
Rent deposits	(556)	(17,893)
Inventory	-	2,114
Amount due to a stockholder	215,273	99,079
Accounts payable	103,456	(21,507)
Accrued expenses and other payables	(311,632)	89,767
Deferred revenue	64,096	-
Income tax payable	-	(460,554)

Net cash used in operating activities	(205,834)	(237,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of deposit for acquisition of a leasehold property	-	793,953
Acquisition of property and equipment	(1,545)	(165,157)
Disposal of property and equipment	40,269	-

Net cash provided by investing activities	38,724	628,796

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to a stockholder	-	(1,143,293)

Net cash used in financing activities	-	(1,143,293)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,224	18,672

NET DECREASE IN CASH AND CASH EQUIVALENTS	(165,886)	(733,395)

Cash and cash equivalents, beginning balance	263,228	779,132

Cash and cash equivalents, ending balance	$97,342	$45,737

Cash paid during the period for:
Income tax	$-	$29,128
Interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to a series of transactions completed in October, 2010, China Digital became the holding company of SDIT and SHENZHEN 3D DESIGN (the "Group Reorganization"). In October, 2010, China Digital acquired a 100% interest in SDIT (which directly holds a 100% interest in SHENZHEN 3D DESIGN) at a consideration of Chinese Renminbi Yuan("CNY")2,000,000 (equivalent to $283,265). Prior to and after this acquisition, both China Digital and SDIT were controlled by the same party, Hua Zeng. Hua Zeng already controlled and held a 100% interest in SHENZHEN 3D DESIGN in January, 2007. In August, 2010, SDIT acquired a 100% interest of SHENZHEN 3D DESIGN. Prior to and after this acquisition, both SDIT and SHENZHEN 3D DESIGN were controlled by Hua Zeng.

Since China Digital, SDIT and SHENZHEN 3D DESIGN were under common control of the ultimate controlling party, Hua Zeng both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SDIT and SHENZHEN 3D DESIGN and the group structure had been in existence throughout the periods ended March 31, 2013 and 2012 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 1 - ORGANIZATION (CONTINUED)

On September 26, 2011, the Company’s wholly owned subsidiary, SDIT entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd, at that time a recently formed start-up company involved in three dimensional technology (“Guangzhou”). Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for CNY6,000,000 (equivalent to $955,171).  There is no prior relationship between the Company and its affiliates and Guangzhou and its affiliates.

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into between Li Dongxiang and Zeng Xianguang (together, the “Sellers”) and three non-shareholder employees of Guangzhou Fanyutuo 3D Technology and SDIT on September 26, 2011.

Extracts to the Supplemental Agreement are :

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

ii)	5 working days after execution of the Supplemental Agreement, 50% of the amount of $955,171 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)	5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with SDIT, 30% of the amount of $955,171 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)	5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with SDIT, 20% of the amount $955,171 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)	As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)	In the event that any one of the Sellers and the three non-shareholder employees left employment with SDIT during the three years Agreement period, the acquisition price shall not establish.

The acquisition of Guangzhou was in essence to secure the long term employment of the Sellers and the three non-shareholder employees to work for SDIT.

Guangzhou was a start-up company with minimal assets and liabilities that were considered of no real value. Following the acquisition, Guangzhou was placed in dormancy with no business activities undergoing. In light of the aforesaid, the management considers that the acquisition is not a business combination, as defined under ASC Topic 805, in substance and therefore the purchase consideration is accounted for as employee benefits. The employee benefits so expensed are reported under Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

On August 22, 2012, the Company filed dissolution for Shenzhen Digital Image 3D Design and Development Co., Ltd. (“SHENZHEN 3D DESIGN”) and discontinued its operation.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - GOING CONCERN

The accompanying Unaudited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $630,857 for six months ended March 31, 2013 and had accumulated losses of $1,472,546 at March 31, 2013. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the management decided to close some less profitable branches and laid off excessive staff. Furthermore, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 15). The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended September 30, 2012. The results for the six months ended March 31, 2013, are not necessary indicative of the results to be expected for the full year ending September 30, 2013.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the historical results of the consolidated group. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For six months ended March 31, 2013, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

Principles of Consolidation

For Group Reorganization under Common Control

The Consolidated Financial Statements incorporate the financial statement items of the combining entities or businesses in which the common control combination occurs as if they had been combined from the date when the combining entities or businesses first came under the control of the controlling party.

The net assets of the combining entities or businesses are combined using the existing book values from the controlling party’s perspective. No amount is recognized in respect of goodwill or excess of acquirer’s interest in the liabilities and contingent liabilities over cost at the time of common control combination, to the extent of the continuation of the controlling party’s interest.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Consolidated Statements of Operations and Comprehensive Income (Loss) include the results of each of the combining entities or businesses from the earliest date presented or since the date when the combining entities or businesses first came under common control, where this is a shorter period.

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

Employee Benefits

In respect of the Company’s acquisition of a subsidiary, Guangzhou as referred to in note 1, management considers that the amount of acquisition price of $955,171 (CNY6,000,000), should be accounted for as employee benefits under Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss) on the following basis :

i)	50% of the amount $955,171 i.e. $477,585 (CNY3,000,000) paid to the Sellers 5 working days after execution of the Supplemental Agreement was in the nature of inducement fee for securing the employment of the Sellers and the three non-shareholder employees. The payment should be accounted for as employee benefits and charged to the Consolidated Statement of Operations and Comprehensive Income (Loss) upon payment.

ii)	50% of the amount $955,171 i.e. $477,585 (CNY3,000,000) will continue to be held under escrow as monies held by a legal firm for meeting future contingent payment under the terms of payment as set out in note 1 :

$286,551 (CNY1,800,000) [September 30, 2012 : $282,810 (CNY1,800,000)] is payable to the Sellers on completion of the two years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of two years commencing from September 26, 2011.

The remaining amount of $191,034 (CNY1,200,000) [September 30, 2012: $188,540 (CNY1,200,000)] is payable to the Sellers on completion of the three years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of three years commencing from September 26, 2011.

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

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the six and three months periods ended March 31, 2013 and 2012 included net income (loss) and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of March 31, 2013 and September 30, 2012.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of March 31, 2013 and September 30, 2012.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. There was $69,974 and $91,577 allowance for doubtful accounts as of March 31, 2013 and September 30, 2012.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued)

As of March 31, 2013 and September 30, 2012, Property and Equipment consist of the following:

	March 31, 2013	September 30, 2012

Furniture and fixture	$132,869	$148,845
Leasehold improvement	477,585	473,634
Motor vehicles	45,096	44,722
Office equipment	402,864	460,472
	1,058,414	1,127,673
Less: Accumulated Depreciation	(461,716)	(350,484)
Property and equipment, net	$596,698	$777,189

Depreciation expense for the six months ended March 31, 2013 and 2012 were $147,955 and $105,517, respectively.

Depreciation expense for the three months ended March 31, 2013 and 2012 were $45,804 and $55,380, respectively.

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50). The Company recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity. This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, nonforfeitable equity instruments, the note or receivable should be displayed as contra-equity by the grantor. The Company as grantor interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) the grant date fair value of the shares, stock options and other equity-based compensation over the requisite service period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2013 and September 30, 2012, there were no impairments of its long-lived assets.

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

For the six months ended March 31, 2013 and 2012, the Company incurred advertising expenses of $Nil and $ 13,490, respectively.

For the three months ended March 31, 2013 and 2012, the Company incurred advertising expenses of $Nil and $ 3,103, respectively.

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of selling, general and administrative expenses.

For the six months ended March 31, 2013 and 2012, the Company incurred shipping and handling fees and costs of $3,538 and $8,534 respectively.

For the three months ended March 31, 2013 and 2012, the Company incurred shipping and handling fees and costs of $1,293 and $4,832 respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in Selling, general and administrative expenses in the Statements of Operations and Comprehensive Income (Loss). The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2013 and September 30, 2012, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. During the six months ended March 31, 2013, one customer accounted for 32% of net revenue. During the six months ended March 31, 2012, no customer accounted over 10% of net revenue. During the three months ended March 31, 2013, two customers accounted for 32% and 12% of net sales revenue, respectively. During the three months ended March 31, 2012, three customer accounted over 10% of net revenue. As of March 31, 2013 and September 30, 2012, 6 and 4 customers accounted for more than 5% of net accounts receivable, respectively (note 12). For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012.  For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

The Company does not believe any other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-05 , if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 4 - DUE TO A STOCKHOLDER

As of March 31, 2013 and September 30, 2012, the Company has amount due to a stockholder of $969,381 and $754,582, respectively. The amount due to a stockholder is unsecured, interest-free and will not be required to repay to the stockholder until such time that the Company has the necessary financial resources to repay the amount due.

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

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows :

	Three months ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Income tax at USA statutory rate (34%)	$1,980	$(219,194)	$(214,491)	$(320,743)
Foreign rate differential	(21,976)	138,608	95,440	202,823
Expenses not deductible for tax (share-based payment)	30,689	12,508	61,378	25,016
Others	(10,693)	(392,476)	57,673	(338,885)

Income tax credit	$-	$(460,554)	$-	$(431,789)

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 6 - INCOME TAXES(CONTINUED)

Provision for income taxes for each of for the six months ended March 31, 2013 and 2012 consists entirely of current taxes for the operations in PRC. There were no significant deferred tax differences in both periods.

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as of March 31, 2013 and September 30, 2012 were as follows:

	As of
	March 31, 2013	September 30, 2012

Balance	$157,063	$54,865

USA	-	-
Hong Kong	5,699	37,002
PRC	51,974	65,196
	214,736	157,063
Less: valuation allowance	(214,736)	(157,063)
Deferred income tax benefit, net of valuation allowance	$-	$-

Increase in valuation allowance for the six months ended March 31, 2013 and 2012 was $57,673.

Decrease in valuation allowance for the three months ended March 31, 2013 and 2012 was $10,592

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as interest expense and penalties in selling, general and administrative expenses in the Statements of Operations and Comprehensive Income (Loss).

For the six months and three months ended March 31, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax payable in the Consolidated Balance Sheets is comprised as follows:

	March 31, 2013	September 30, 2012

Balance brought forward	$-	$(263,417)
Current tax provision for the period/year	-	237,055
Tax paid during the period/year	-	26,362
Balance brought forward	$-	$-

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 7 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock of par value of $0.0001 per share.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2013, no preferred stock was issued.

Note 8 - SHARE-BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,894 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”). The consultancy services are to be performed for three years after signing the Consultancy Agreement. The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865. The fair value of the shares issued per share was based on the quoted market price of CGII’s shares. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed. For the six months ended March 31, 2013 and 2012, the Company amortized share-based payment expenses of $170,644 and $170,644 respectively. For the three months ended March 31, 2013 and 2012, the Company amortized share-based payment expenses of $85,322 and $85,322 respectively. The unrecognized share-based payment expense of $165,810 as of March 31, 2013 (2012: $507,098) will be amortized up to September 2013. There is no tax benefit related to the share-based payment expense recognized.

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totaling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company. The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200. The fair value of the shares issued per share is based on the quoted market price of CGII’s shares. As of March 31, 2013, 80,000 shares with a grant date fair value of $80,800 were vested. 40,000 shares were issued on July 26, 2011, with the other 40,000 shares issued on July 25, 2012. The remaining 40,000 shares are unvested. For the six months ended March 31, 2013 and 2012, the Company recognized $9,880 and $29,482 respectively as share-based payment expense. For the three months ended March 31, 2013 and 2012, the Company recognized $4,940 and $14,741 respectively as share-based payment expense. The total cost related to non-vested shares not yet recognized as of March 31, 2013 and September 30, 2012 were $5,491 and $15,371, respectively and will be recognized and accounted for as separate awards based on the grant date value of the shares to be issued in each tranche over the requisite service period up to June 2013.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 8 - SHARE-BASED PAYMENTS (CONTINUED)

The Company therefore recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $180,524 and $200,126 for the six months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, the Company recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $90,262 and $100,063, respectively.

Note 9 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2013 and September 30, 2012, the Company had allocated $500,088 and $500,088 in aggregate to these non-distributable reserve funds, respectively.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at March 31, 2013, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income

Balance at September 30, 2010	$127,355	$127,355
Change for 2011	92,443	92,443

Balance at September 30, 2011	219,798	219,798
Change for 2012	28,068	28,068

Balance at September 30, 2012	247,866	247,866
Change for six months period ended March 31, 2013	13,847	13,847

Balance at March 31, 2013	$261,713	$261,713

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Six and four customers accounted for more than 5% of accounts receivable at March 31, 2013 and September 30, 2012, totaling 66% and 54% respectively. For the six months ended March 31, 2013 and 2012, One and one customer accounted for greater than 10% of total sales amounts, totaling 32% and 27% respectively. For the three months ended March 31, 2013 and 2012, two and three customer accounted for greater than 10% of total sales amounts, totaling 44% and 39% respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS

On September 26, 2011, the Company’s wholly-owned subsidiary Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”) entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”), a recently formed start-up company involved in three dimensional technology. Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for $955,171 (CNY6,000,000).

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into on September 26, 2011.

Extracts to the Supplemental Agreement are :

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

ii)	5 working days after execution of the Supplemental Agreement, 50% of the amount of $955,171 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)	5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with SDIT, 30% of the amount of $955,171 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)	5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with SDIT, 20% of the amount $955,171 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)	As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)	In the event that any one of the Sellers and the three non-shareholder employees left employment with SDIT during the three years Agreement period, the acquisition price shall not establish.

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

On September 28, 2011, SDIT paid the full amount of $955,171 (CNY6,000,000) to the legal firm witnessing the transaction under escrow.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS(CONTINUED)

50% of the amount $955,171 i.e. $477,585 (CNY3,000,000) was then paid to the Sellers following execution of the Supplemental Agreement and that the remaining balance $477,585 (CNY3,000,000) remains under the custody of the legal firm witnessing the transaction under escrow for future payments to the Sellers in accordance with the terms of the Supplemental Agreement.

The Company therefore accounts for :

(a)	50% of the amount, $477,585 (CNY3,000,000) that was paid to the Sellers following execution of the Supplemental Agreement as employee benefits and expensed to Consolidated Statement of Operations and Comprehensive Income (Loss);

(b)	30% of the amount, $285,551 (CNY1,800,000) is expensed over the two years Agreement period with the corresponding entry credited to provision for employee benefits in the Balance Sheet.

(c)	20% of the amount, $191,034 (CNY1,200,000) is expensed over the three years Agreement period with the corresponding entry credited to provision for employee benefits in the Balance Sheet.

In total, the Company incurred employee benefits of US$103,313 and $573,007 for six months ended March 31, 2013 and 2012 respectively under the Acquisition Agreement and the Supplemental Agreement.

In total, the Company incurred employee benefits of US$51,627 and $51,607 for the three months ended March 31, 2013 and 2012 respectively under the Acquisition Agreement and the Supplemental Agreement.

As of March 31, 2013 and September 30, 2012, the unamortized balances of employee benefits were $167,155 and $268,393, respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 14 - NON-FINANCIAL IMPACT OF THE COMPANY

Leases commitment and rental deposits

As at March 31, 2013, the Company had total future aggregate minimum lease payments under non-cancellable operating leases for the Company’s office premises located in PRC as follows:

March 31, 2013

Within 1 year	$187,149
1 - 2 year	196,507
2 - 3 year	206,332
3 - 4 year	17,263

$607,251

Rental deposits paid for leasing of the office premises in the sum of $41,255 (September 30, 2012 : $40,631) are recorded as non-current asset as the lease expires over 1 year.

Note 15 - CHAIRMAN FINANCIAL UNDERTAKING

On December 28, 2012, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate funding to meet the Company’s financial obligations as when they are required. There can be no assurance that the Chairman will be successful in this endeavor.

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

Our headquarters are located in Shenzhen, China. We operate domestically with four branches in the PRC, including our Xi’an office, Guangzhou office, Yunnan office and Xiamen office. Through our 3D imaging technology, we participate in the visual expression of construction-related industries and help our customers complete visual technological changes from hand painting to computer-aided visual displays. We endeavor to provide our customers with the most cost-effective 3D digital visual communication products and services through the combination of the latest visual technology and terminal display equipment.

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

On September 26, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou ”).  Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to Shenzhen Holding Company in exchange for RMB six million (US$955,171).  Guangzhou is a recently formed start-up company involved in three dimensional technology. On December 27, 2011, the parties closed the purchase and sale of shares of Guangzhou pursuant to terms of the Acquisition Agreement.  In connection with the closing, Guangzhou's name was changed to "Guangzhou Digital Image Technologies Co., Ltd."

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

Taxation

United States and Hong Kong

We are subject to United States federal income tax at a tax rate of 34% . No provision for income taxes in the United States has been made as we have no taxable income derived from business effectively connected to the United States.

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

Results of Operations

The following table sets forth the key components of our results of operations for the three months and six months ended March 31, 2013 and 2012, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net sales	$1,196,367	100%	$1,001,034	100%
Cost of sales	711,647	59%	664,023	66%
Gross profit	484,720	41%	337,011	34%
Selling, general and administrative expenses	(568,723)	(48)%	(980,745)	(98)%
Operating loss	(84,003)	(7)%	(643,734)	(64)%
Other income (expense)	89,826	7%	(954)	-
Income (loss) before income taxes	5,823	-	(644,688)	(64)%
Provision for income taxes	-	-	460,554	46%
Net income (loss)	$5,823	-	$(184,134)	(18)%

	Six Months Ended		Six Months Ended
	March 31, 2013		March 31, 2012
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net sales	$2,287,271	100%	$2,953,754	100%
Cost of sales	1,744,084	76%	1,506,299	51%
Gross profit	538,187	24%	1,447,455	49%
Selling, general and administrative expenses	(1,256,987)	(55)%	(2,388,425)	(81)%
Operating income	(718,800)	(31)%	(940,970)	(32)%
Other income (expense)	87,943	4%	(2,392)	-
Loss before income taxes	(630,857)	(27)%	(943,362)	(32)%
Provision for income taxes	-	-	431,789	15%
Net loss	$(630,857)	(27)%	$(511,573)	(17)%

Net sales. Our net sales increased to $1,196,367 for the three months ended March 31, 2013 from $1,001,034 for the three months ended March 31, 2012, representing a 20% increase. Our net sales decreased to $2,282,271 for the six months ended March 31, 2013 from $2,953,754 for the six months ended March 31, 2012, representing a 23% decrease. The decrease is primarily due to the overall market decline in current Chinese real estate industry. The Company’s business made some progress in transitioning from generating a majority of net sales from the real estate market to generating a greater percentage of net sales from other customers for commercial computer graphics for the three months ended in March 31, 2013

Cost of sales. Our cost of sales increased to $711,647 for the three months ended March 31, 2013 from $664,023 for the three months ended March 31, 2012, representing a 7% increase. Our cost of sales increased to $1,744,084 for the six months ended March 31, 2013 from $1,506,299 for the six months ended March 31, 2012, representing a 16% increase, mainly due to increased cost on purchasing product’s hardware, which was partially offset by a decrease in the salary payment on production staff due to a reduction in staff.

Gross profit. Our gross profit increased to $484,720 for the three months ended March 31, 2013 from $337,011 for the three months ended March 31, 2012, representing a 44% increase.  Our gross profit decreased to $538,187 for the six months ended March 31, 2013 from $1,447,455 for the six months ended March 31, 2012, representing a 63% decrease. The Gross margin increased to 41% for the three months ended March 31, 2013 from 34% for the three months ended March 31, 2012. This increase was primarily due to increased sales and decreased staff cost. The Gross margin decreased to 24% for the six months ended March 31, 2013 from 49% for the six months ended March 31, 2012. This decrease was primarily due to the developed sales on low margin products.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased to $568,723 for the three months ended March 31, 2013 from $980,475 for the three months ended March 31, 2012, representing a 42% decrease. Our selling, general and administrative expenses decreased to $1,256,987 for the six months ended March 31, 2013 from $2,388,425 for the six months ended March 31, 2012, representing a 47% decrease. The selling, general and administrative expense per sales ratio decreased to 48% for the three months ended March 31, 2013 from 98% for the three months ended March 31, 2012. The selling, general and administrative expense per sales ratio decreased to 55% for the six months ended March 31, 2013 from 81% for the six months ended March 31, 2012, The changes are mainly due to decreased cost related to fewer employees than last period and advertising fees.

Other income (expense). Other income increased to $ 89,826 for the three months ended March 31, 2013 from other expense of $ (954) for the three months ended March 31, 2012. Other income increased to $87,943 for the six months ended March 31, 2013 from other expense of $(2,392) for the six months ended March 31, 2012. This increase was mainly due to subsidy income from the government.

Income (loss) before income taxes. Our income before income taxes increased to $5,823 for the three months ended March 31, 2013 from loss of $644,688 for the three months ended March 31, 2012, representing a 101% increase.  Our loss before income taxes decreased to $630,857 for the six months ended March 31, 2013 from loss of $ 943,362 for the six months ended March 31, 2012, representing a 33% decrease. This change was mainly due to the decrease in selling, general and administrative expenses and an increase in subsidy income.

Provision for income taxes. Our income tax expense was nil for the three months ended March 31, 2013, compared to income tax credit $460,554 for the three months ended March 31, 2012. Our income tax expense was nil for the six months ended March 31, 2013, compared to income tax credit $431,789 for the six months ended March 31, 2012.This change was mainly due to the loss before income tax for the six months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013 and March 31, 2012, we had cash and cash equivalents of $97,342 and $45,737, respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(All amounts in U.S. dollars)

	Six Months Ended
	March 31,
	2013	2012
Net cash used in operating activities	$(205,834)	$(237,570)
Net cash provided by investing activities	38,724	628,796
Net cash used in financing activities	-	(1,143,293)
Effects of exchange rate change in cash	1,224	18,672
Net decrease in cash and cash equivalents	(165,886)	(733,395)
Cash and cash equivalent at beginning of the period	263,228	779,132
Cash and cash equivalent at end of the period	$97,342	$45,737

Operating activities

Net cash used in operating activities was $205,834 for the six months ended March 31, 2013, as compared to net cash used in operating activities of $237,570 for the six months ended March 31, 2012. The change is attributable to the increase in net loss of $119,284, the decrease of $164 in accounts receivable, the increase of $131,357 in other receivables, the increase of $556 in rent deposits, the increase of $215,273 in amount due to a stockholder, the increase of $103,456 in accounts payable, the decrease of $311,632 in accrued expenses and other payable, the increase of $64,096 in deferred revenue.

Investing activities

Net cash provided by investing activities for the six months ended March 31, 2013 was $38,724, as compared to $628,796 net cash provided in investing activities for the six months ended March 31, 2012. The change was attributed by the disposal of property and equipment attributed for the six months ended March 31, 2013. Also the refund of deposit of acquisition of a leasehold property is nil for the six months ended March 31, 2013, as compared to $793,953 in same period of 2012.

Financing activities

No cash provided or used in financing activities for the six months ended March 31, 2013, as compared to $1,143,293 net cash used in financing activities for the six months ended March 31, 2012, which was the repayment to a stockholder.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: May 15, 2013	By:	/s/ Jing Wang
Jing Wang
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Yongqing Ma
Yongqing Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)