Form 10-Q
period 2013-06-30
Computer Graphics International Inc.
filed 2013-08-14
CIK 1242513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, there were outstanding 16,331,854 shares of the Registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index to consolidated financial statements

Page
Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine and three months ended June 30, 2013 and 2012	F-3
Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012	F-4
Notes to the Consolidated Financial Statements	F-5 – F-21

COMPUTER GRAPHICS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN USD)

	Notes	June 30,	September 30,
		2013	2012
		(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents		$42,580	$263,228
Accounts receivable, net of provision of $63,827 (September 30, 2012 : $91,577)		501,203	361,575
Value-added tax recoverable		-	35,402
Other receivables		105,209	220,572
Total Current Assets		648,992	880,777

Property and equipment, net of accumulated depreciation of $508,327 (September 30, 2012 : $350,484)	3	559,445	777,189
Rental deposits	14	41,877	40,361
Monies held by a legal firm/Deposit for acquisition of a subsidiary	13	117,158	268,393

Total Assets		$1,367,472	$1,966,720

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable		$85,678	$13,640
Accrued expenses and other payable		174,660	497,702
VAT Payable		22,675	-
Deferred Revenue		60 376	-
Total current liabilities		343,389	511,342

Amount due to a shareholder	4	812,282	754,582
Total Liabilities		1,155,671	1,265,924

Shareholders' Equity
Preferred stock, US$0.0001 par value, 100,000,000 shares
authorized,
0 shares issued and outstanding at June 30, 2013 and
September 30, 2012, respectively (#)	7	-	-
Common stock, US$0.0001 par value, 900,000,000 shares
authorized, 16,331,854 and 16,331,854 shares issued and
outstanding at June 30, 2013 and September 30, 2012 respectively (#)	7	1,633	1,633
Additional paid-in capital (#)		1,124,411	1,129,351
Common stock issued for prepaid service	8	(80,488)	(336,454)
Statutory reserves	9	500,088	500,088
Accumulated other comprehensive income		296,168	247,866
Accumulated losses		(1,630,011)	(841,688)
Total Shareholders' Equity		211,801	700,796

Total Liabilities and Shareholders' Equity		$1,367,472	$1,966,720

(#) Reflects the 1-for-2.18 reverse split of the Company's outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

COMPUTER GRAPHICS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (AMOUNTS IN USD, EXCEPT SHARES)
(UNAUDITED)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Sale	$3,124,644	$4,706,083	$842,373	$1,752,329

Cost of sales	(2,198,043)	(2,021,575)	(453,959)	(515,276)

Gross profit	926,601	2,684,508	388,414	1,237,053

Selling, general and administrative expenses	(1,807,794)	(3,511,055)	(550,807)	(1,122,630)

(Loss)Income from operations	(881,193)	(826,547)	(162,393)	114,423

Other income (expense)
Interest income	453	958	128	98
Sundry income	104,236	-	5,622	-
Bank charges	(2,222)	(3,859)	(782)	(1,522)
Exchange loss	-	(914)	-	-
Non operation expense	(9,597)	-	(41)	-

Total other income (expenses)	92,870	(3,815)	4,927	(1,424)

(Loss) Income before income taxes	(788,323)	(830,362)	(157,466)	112,999

Income tax credit (expense)	-	428,178	-	(3,610)

Net (Loss) Income	(788,323)	(402,184)	(157,466)	109,389

Other comprehensive income
Foreign currency translation gain (loss)	48,302	39,084	34,455	(207)

Comprehensive (loss) income	$(740,021)	$(363,100)	$(123,011)	$109,182

Net (loss) income per common share (*)
- Basic and diluted	$(0.05)	$(0.02)	$(0.01)	$0.01

Weighted average common shares outstanding (*)
- Basic	16,331,854	16,291,854	16,331,854	16,291,854
- Diluted	16,331,854	16,328,289	16,331,854	16,343,331

(*) Reflects the 1-for-2.18 reverse split of the Company’s outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

COMPUTER GRAPHICS INTERNATIONAL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012 (AMOUNTS IN USD) (UNAUDITED)

	Nine Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(788,323)	$(402,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of prepaid post combination employee benefit	155,638	154,094
Depreciation	193,928	161,097
Impairment loss for accounts receivable	-	159,542
Share-based payment expense	251,026	300,732

Changes in operating assets and liabilities:
Monies held by legal firm	-	470,436
Accounts receivable, net	(129,512)	(733,120)
Value-added tax recoverable/payable	58,193	34,912
Other receivables, net	113,957	(91,678)
Rent deposits	(559)	(2,450)
Inventory	-	2,111
Amount due to a shareholder	56,907	159,556
Accounts payable	70,842	(23,225)
Accrued expenses and other payables	(319,106)	31,491
Deferred revenue	59,640	-
Income tax payable	-	(456,199)
Net cash used in operating activities	(277,369)	(234,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of deposit for acquisition of a leasehold property	-	792,669
Acquisition of property and equipment	(2,949)	(181,352)
Disposal of property and equipment	42,201	-
Net cash provided by investing activities	39,252	611,317

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to a shareholder	-	(1,141,444)
Net cash used in financing activities	-	(1,141,444)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	17,469	16,742

NET DECREASE IN CASH AND CASH EQUIVALENTS	(220,648)	(748,270)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	263,228	779,132
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$42,580	$30,862

Cash paid during the period for:
Income tax	$-	$29,081
Interest paid	-	-

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

Since China Digital, SDIT and SHENZHEN 3D DESIGN were under common control of the ultimate controlling party, Hua Zeng both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SDIT and SHENZHEN 3D DESIGN and the group structure had been in existence throughout the periods ended June 30, 2013 and 2012 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 1 - ORGANIZATION (CONTINUED)

On September 26, 2011, the Company’s wholly owned subsidiary, SDIT entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd, at that time recently formed start-up company involved in three dimensional technology (“Guangzhou”). Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for CNY6,000,000 (equivalent to $969,587).  There is no prior relationship between the Company and its affiliates and Guangzhou and its affiliates.

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into between Li Dongxiang and Zeng Xianguang (together, the “Sellers”) and three non-shareholder employees of Guangzhou Fanyutuo 3D Technology and SDIT on September 26, 2011.

Extracts to the Supplemental Agreement are:

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

ii)	5 working days after execution of the Supplemental Agreement, 50% of the amount of $969,587 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)	5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with SDIT, 30% of the amount of $969,587 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)	5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with SDIT, 20% of the amount $969,587 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)	As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)	In the event that any one of the Sellers and the three non-shareholder employees left employment with SDIT during the three years Agreement period, the acquisition price shall not establish.

The acquisition of Guangzhou was in essence to secure the long term employment of the Sellers and the three non-shareholder employees to work for SDIT.

Guangzhou was a start-up company with minimal assets and liabilities that were considered of no real value. Following the acquisition, Guangzhou was placed in dormancy with no business activities undergoing. In light of the aforesaid, the management considers that the acquisition is not a business combination, as defined under ASC Topic 805, in substance and therefore the purchase consideration is accounted for as employee benefits. The employee benefits so expensed are reported under Selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income (Loss)..

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

Note 2 - GOING CONCERN

The accompanying Unaudited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $788,323 for the nine months ended June 30, 2013 and had accumulated losses of $1,630,011 at June 30, 2013. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the management decided to close some less profitable branches and laid off excessive staff. Furthermore, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 15). The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended September 30, 2012. The results for the nine months ended June 30, 2013, are not necessary indicative of the results to be expected for the full year ending September 30, 2013.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the historical results of the consolidated group. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the nine months ended June 30, 2013, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

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

Employee Benefits

In respect of the Company’s acquisition of a subsidiary, Guangzhou as referred to in note 1, management considers that the amount of acquisition price of $969,587 (CNY6,000,000), should be accounted for as employee benefits under Selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income on the following basis :-

i)	50% of the amount $969,587 i.e. $484,794 (CNY3,000,000) paid to the Sellers 5 working days after execution of the Supplemental Agreement was in the nature of inducement fee for securing the employment of the Sellers and the three non-shareholder employees. The payment should be accounted for as employee benefits and charged to the Consolidated Statement of Income and Comprehensive Income upon payment.

ii)	50% of the amount $969,587 i.e. $484,793 (CNY3,000,000) will continue to be held under escrow as monies held by a legal firm for meeting future contingent payment under the terms of payment as set out in note 1 :

$290,876 (CNY1,800,000) [September 30, 2012 : $282,810 (CNY1,800,000)] is payable to the Sellers on completion of the two years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of two years commencing from September 26, 2011.

The remaining amount of $193,917 (CNY1,200,000) [September 30, 2012: $188,540 (CNY1,200,000)] is payable to the Sellers on completion of the three years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of three years commencing from September 26, 2011.

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

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income (loss) is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders. Comprehensive income (loss) for the nine and three months periods ended June 30, 2013 and 2012 included net income (loss) and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of June 30, 2013 and September 30, 2012.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of June 30, 2013 and September 30, 2012.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. There was $63,827 and $91,577 allowance for doubtful accounts as of June 30, 2013 and September 30, 2012.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued)

As of June 30, 2013 and September 30, 2012, Property and Equipment consist of the following:

	June 30, 2013	September 30, 2012

Furniture and fixture	$128,258	$148,845
Leasehold improvement	484,794	473,634
Motor vehicles	45,776	44,722
Office equipment	408,944	460,472
	1,067,772	1,127,673
Less: Accumulated Depreciation	(508,327)	(350,484)
Property and equipment, net	$559,445	$777,189

Depreciation expense for the nine months ended June 30, 2013 and 2012 were $193,928 and $161,097, respectively.

Depreciation expense for the three months ended June 30, 2013 and 2012 were $45,973 and $55,581, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2013 and September 30, 2012, there were no impairments of its long-lived assets.

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

For the nine months ended June 30, 2013 and 2012, the Company incurred advertising expenses of $Nil and $ 39,472 respectively.

For the three months ended June 30, 2013 and 2012, the Company incurred advertising expenses of $Nil and $25,981 respectively.

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of selling, general and administrative expenses.

For the nine months ended June 30, 2013 and 2012, the Company incurred shipping and handling fees and costs of $4,450 and $12,466 respectively.

For the three months ended June 30, 2013 and 2012, the Company incurred shipping and handling fees and costs of $912 and $3,932 respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in Selling, general and administrative expenses in the Statements of Operations and Comprehensive Income (Loss). The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At June 30, 2013 and September 30, 2012, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. During the nine months ended June 30, 2013, one customers accounted for 22% of net revenue. During the nine months ended June 30, 2012, one customer accounted over 17% of net revenue. During the three months ended June 30, 2013, one customer accounted for 23% of net sales revenue. During the three months ended June 30, 2012, one customer accounted over 17% of net revenue. As of June 30, 2013 and September 30, 2012, 4 and 4 customers accounted for more than 5% of net accounts receivable, respectively (note 12). For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

The Company does not believe any other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-11 , if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 4 - DUE TO A SHAREHOLDER

As of June 30, 2013 and September 30, 2012, the Company has amount due to a shareholder of $812,282 and $754,582, respectively. The amount due to a shareholder is unsecured, interest-free and will not be required to repay to the shareholder until such time that the Company has the necessary financial resources to repay the amount due.

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

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows :

	Three months ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Income tax at USA statutory rate (34%)	$(53,539)	$38,420	$(268,030)	$(282,323)
Foreign rate differential	17,514	(24,295)	112,954	178,528
Expenses not deductible for tax (share-based payment)	23,971	19,770	85,349	57,874
Others	12,054	(30,285)	69,727	(382,257)

Income tax expenses (credit)	$-	$3,610	$-	$(428,178)

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 6 - INCOME TAXES(CONTINUED)

Provision for income taxes for each of for the nine months ended June 30, 2013 and 2012 consists entirely of current taxes for the operations in PRC. There were no significant deferred tax differences in both periods.

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as of June 30, 2013 and September 30, 2012 were as follows:

	As of
	June 30, 2013	September 30, 2012

Balance	$157,063	$54,865

USA	-	-
Hong Kong	10,578	37,002
PRC	59,149	65,196
	226,790	157,063
Less: valuation allowance	(226,790)	(157,063)
Deferred income tax benefit, net of valuation allowance	$-	$-

Increase in valuation allowance for the nine months ended June 30, 2013 and 2012 was $69,727 and $74,361. Increase in valuation allowance for the three months ended June 30, 2013 was $12,054. Decrease in valuation allowance for the three months ended June 30, 2012 was $6,267.

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as interest expense and penalties in selling, general and administrative expenses in the Statement of Operations and Comprehensive Income (Loss).

For the nine months and three months ended June 30, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax payable in the Consolidated Balance Sheets is comprised as follows:

	June 30, 2013	September 30, 2012

Balance brought forward	$-	$(263,417)
Current tax provision for the year	-	237,055
Tax paid during the year	-	26,362
Balance brought forward	$-	$-

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 7 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock of par value of $0.0001 per share.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2013, no preferred stock was issued.

Note 8 - SHARE-BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,894 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”). The consultancy services are to be performed for three years after signing the Consultancy Agreement. The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865. The fair value of the shares issued per share was based on the quoted market price of CGII’s shares. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed. For the nine months ended June 30, 2013 and 2012, the Company amortized share-based payment expenses of $255,966 and $255,966 respectively. For the three months ended June 30, 2013 and 2012, the Company amortized share-based payment expenses of $85,322 and $85,322 respectively. The unrecognized share-based payment expense of $80,488 as of June 30, 2013 (2012: $421,776) will be amortized up to September 2013. There is no tax benefit related to the share-based payment expense recognized.

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totaling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company. The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200. The fair value of the shares issued per share is based on the quoted market price of CGII’s shares

On May 31, 2013, Yongqin Ma resigned from her position for personal reasons effective as of the same day. Under the employment agreement dated June 24, 2011 signed between the Company and Yongqin Ma. “On each of June 30, 2011, 2012 and 2013, the Company will issue to Executive 40,000 shares of its restricted common stock. In the event of Executive’s resignation or in the event of a termination by the Company of Executive’s employment, Executive shall not be entitled to receive any of such shares to which she is not already entitled at the time of such event.” 40,000 Stock Options were forfeited as of June 30, 2013.

As of June 30, 2013, 80,000 shares with a grant date fair value of $80,800 were vested. 40,000 shares were issued on July 26, 2011, with the other 40,000 shares issued on July 25, 2012.

The following is a summary of the option activity:

Number of Options

Outstanding as of September 30, 2012	120,000
Granted	-
Exercised	-
Forfeited	40,000
Outstanding as of June 30, 2013	80,000

For the nine months ended June 30, 2013 and 2012, the Company recognized $0 and $44,766 respectively as share-based payment expense. For the three months ended June 30, 2013 and 2012, the Company recognized $0 and $15,284 respectively as share-based payment expense. The total cost related to non-vested shares not yet recognized as of June 30, 2013 and September 30, 2012 were $0 and $15,371, respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 8 – SHARE-BASED PAYMENTS (CONTINUED)

The Company therefore recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $255,966 and $300,732 for the nine months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, the Company recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $85,322 and $100,606, respectively.

Note 9 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2013 and September 30, 2012, the Company had allocated $500,088 and $500,088 in aggregate to these non-distributable reserve funds, respectively.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of after-tax components comprising accumulated other comprehensive income, included in shareholders’ equity, at June 30, 2013, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income

Balance at September 30, 2010	$127,355	$127,355
Change for 2011	92,443	92,443

Balance at September 30, 2011	219,798	219,798
Change for 2012	28,068	28,068

Balance at September 30, 2012	$247,866	$247,866
Change for nine months period ended June 30, 2013	48,302	48,302

Balance at June 30, 2013	$296,168	$296,168

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Four and four customers accounted for more than 5% of accounts receivable at June 30, 2013 and September 30, 2012, totaling 62% and 54% respectively. For the nine months ended June 30, 2013 and 2012, one and one customer accounted for greater than 10% of total sales amounts, totaling 22% and 17% respectively. For the three months ended June 30, 2013 and 2012, one and one customer accounted for greater than 10% of total sales amounts, totaling 23% and 17% respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS

On September 26, 2011, the Company’s wholly-owned subsidiary Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”) entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”), a recently formed start-up company involved in three dimensional technology. Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for $969,587 (CNY6,000,000).

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into on September 26, 2011.

Extracts to the Supplemental Agreement are :

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

ii)	5 working days after execution of the Supplemental Agreement, 50% of the amount of $969,587 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)	5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with SDIT, 30% of the amount of $969,587 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)	5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with SDIT, 20% of the amount $969,587 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)	As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)	In the event that any one of the Sellers and the three non-shareholder employees left employment with SDIT during the three years Agreement period, the acquisition price shall not establish.

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

On September 28, 2011, SDIT paid the full amount of $969,587 (CNY6,000,000) to the legal firm witnessing the transaction under escrow.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS(CONTINUED)

50% of the amount $969,587 i.e. $484,794 (CNY3,000,000) was then paid to the Sellers following execution of the Supplemental Agreement and that the remaining balance $484,793 (CNY3,000,000) remains under the custody of the legal firm witnessing the transaction under escrow for future payments to the Sellers in accordance with the terms of the Supplemental Agreement.

The Company therefore accounts for :

(a)	50% of the amount, $484,794 (CNY3,000,000) that was paid to the Sellers following execution of the Supplemental Agreement as employee benefits and expensed to Consolidated Statement of Operations and Comprehensive Income (Loss);

(b)	30% of the amount, $290,876 (CNY1,800,000) is expensed over the two years Agreement period with the corresponding entry credited to provision for employee benefits in the Balance Sheet.

(c)	20% of the amount, $193,917 (CNY1,200,000) is expensed over the three years Agreement period with the corresponding entry credited to provision for employee benefits in the Balance Sheet.

In total, the Company incurred employee benefits of US$155,638 and $624,531 for nine months ended June 30, 2013 and 2012 respectively under the Acquisition Agreement and the Supplemental Agreement.

In total, the Company incurred employee benefits of US$52,325 and $51,524 for the three months ended June 30, 2013 and 2012 respectively under the Acquisition Agreement and the Supplemental Agreement.

As of June 30, 2013 and September 30, 2012, the unamortized balances of employee benefits were $117,158 and $268,393, respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

(Unaudited)

Note 14 - NON-FINANCIAL IMPACT OF THE COMPANY

Leases commitment and rental deposits

As of June 30, 2013, the Company had total future aggregate minimum lease payments under non-cancellable operating leases for the Company’s office premises located in PRC as follows:

June 30, 2013

Within 1 year	$192,320
1 - 2 year	201,936
2 - 3 year	175,234

$569,490

As of June 30, 2013, Rental deposits paid for leasing of the office premises in the sum of $41,877 (September 30, 2012 : $40,631) are recorded as non-current asset as the lease expires over 1 year.

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

As a result of the reverse acquisition, China Digital became our wholly-owned subsidiary and the former shareholders of China Digital became our controlling shareholders.  The share exchange transaction with China Digital and the Shareholders was treated as a reverse acquisition, with China Digital as the acquirer and AMP as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of China Digital and its consolidated subsidiaries.

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

Principal Factors Affecting Our Financial Performance

We believe our operating results will be primarily affected by the following factors:

●	Our ability to expand our presence in the PRC market as we plan, including the client base, and our industry presence.

●	Our ability to maintain a good relationship with our suppliers for continued supply of hardware equipment at a competitive price and quality in order to continue carrying out our current pricing strategy.

●	Our ability to attract and retain key management personnel as well as technical staff for technology integration and new product development in this competitive market.

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

Results of Operations

The following table sets forth the key components of our results of operations for the three months and nine months ended June 30, 2013 and 2012, both in dollars and as a percentage of our net sales.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$842,373	100%	$1,752,329	100%
Cost of sales	453,959	54%	515,276	29%
Gross profit	388,414	46%	1,237,053	71%
Selling, general and administrative expenses	550,807	65%	1,122,630	64%
Operating (loss) income	(162,393)	(19)%	114,423	7%
Other income (expense)	4,927	1%	(1,424)	-
(Loss) Income before income taxes	(157,466)	(18)%	112,999	7%
Income taxes expense	-	-	(3,610)	-
Net income (loss)	$(157,466)	(18)%	$109,389	7%

	Nine Months Ended		Nine Months Ended
	June 30, 2013		June 30, 2012
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net sales	$3,124,644	100%	$4,706,083	100%
Cost of sales	2,198,043	70%	2,021,575	43%
Gross profit	926,601	30%	2,684,508	57%
Selling, general and administrative expenses	1,807,794	58%	3,511,055	75%
Operating loss	(881,193)	(28)%	(826,547)	(18)%
Other income (expense)	92,870	3%	(3,815)	-
Loss before income taxes	(788,323)	(25)%	(830,362)	(18)%
Income taxes credit	-	-	428,178	9%
Net loss	$(788,323)	(25)%	$(402,184)	(9)%

Net sales. Our net sales decreased to $842,373 for the three months ended June 30, 2013 from $1,752,329 for the three months ended June 30, 2012, representing a 52% decrease. Our net sales decreased to $3,124,644 for the nine months ended June 30, 2013 from $4,706,083 for the nine months ended June 30, 2012, representing a 34% decrease. The decrease is primarily due to the overall market decline in current Chinese real estate industry.

Cost of sales. Our cost of sales decreased to $453,959 for the three months ended June 30, 2013 from $515,276 for the three months ended June 30, 2012, representing a 12% decrease. Our cost of sales increased to $2,198,043 for the nine months ended June 30, 2013 from $2,021,575 for the nine months ended June 30, 2012, representing a 9% increase, mainly due to increased cost on purchasing product’s hardware, which was partially offset by a decrease in the salary payment on production staff due to a reduction in staff.

Gross profit. Our gross profit decreased to $388,414 for the three months ended June 30, 2013 from $1,237,053 for the three months ended June 30, 2012, representing a 69% decrease.  Our gross profit decreased to $926,601 for the nine months ended June 30, 2013 from $2,684,508 for the nine months ended June 30, 2012, representing a 65% decrease. The Gross margin decreased to 46% for the three months ended June 30, 2013 from 71% for the three months ended June 30, 2012. The Gross margin decreased to 30% for the nine months ended June 30, 2013 from 57% for the nine months ended June 30, 2012. This decrease was primarily due to the developed sales on low margin products.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased to $550,807 for the three months ended June 30, 2013 from $1,122,630 for the three months ended June 30, 2012, representing a 51% decrease. Our selling, general and administrative expenses decreased to $1,807,794 for the nine months ended June 30, 2013 from $3,511,055 for the nine months ended June 30, 2012, representing a 49% decrease. The changes are mainly due to decreased cost related to fewer employees than last period.

Other income (expense). Other income increased to $ 4,927 for the three months ended June 30, 2013 from other expense of $ 1,424 for the three months ended June 30, 2012. Other income increased to $92,870 for the nine months ended June 30, 2013 from other expense of $3,815 for the nine months ended June 30, 2012. This increase was mainly due to subsidy income from the government.

(Loss) income before income taxes. Our loss before income taxes increased to $157,466 for the three months ended June 30, 2013 from income of $112,999 for the three months ended June 30, 2012, representing a 239% decrease. This change was mainly due to the decrease in sales.  Our loss before income taxes decreased to $788,323 for the nine months ended June 30, 2013 from loss of $ 830,362 for the nine months ended June 30, 2012, representing a 5% decrease. This change was mainly due to the decrease in selling, general and administrative expenses and an increase in subsidy income.

Income taxes credit (expense). Our income tax expense was nil for the three months ended June 30, 2013, compared to income tax expense $3,610 for the three months ended June 30, 2012. Our income tax expense was nil for the nine months ended June 30, 2013, compared to income tax credit $428,178 for the nine months ended June 30, 2012. This change was mainly due to the loss before income tax for the nine months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013 and June 30, 2012, we had cash and cash equivalents of $42,580 and $30,862, respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(All amounts in U.S. dollars)

	Nine months Ended
	June 30,
	2013	2012
Net cash used in operating activities	$(277,369)	$(234,885)
Net cash provided by investing activities	39,252	611,317
Net cash used in financing activities	-	(1,141,444)
Effects of exchange rate change in cash	17,469	16,742
Net decrease in cash and cash equivalents	(220,648)	(748,270)
Cash and cash equivalent at beginning of the period	263,228	779,132
Cash and cash equivalent at end of the period	$42,580	$30,862

Operating activities

Net cash used in operating activities was $277,369 for the nine months ended June 30, 2013, as compared to net cash used in operating activities of $234,885 for the nine months ended June 30, 2012. The change is attributable to the increase in net loss of $386,139, the increase of $129,512 in accounts receivable, the decrease of $113,957 in other receivables, the increase of $559 in rent deposits, the increase of $56,907 in amount due to a shareholder, the increase of $70,842 in accounts payable, the increase of $58,193 in value-added tax payable, the decrease of $319,106 in accrued expenses and other payable, and the increase of $59,640 in deferred revenue.

Investing activities

Net cash provided by investing activities for the nine months ended June 30, 2013 was $39,252, as compared to $611,317 net cash provided in investing activities for the nine months ended June 30, 2012. The change was attributed by the disposal of property and equipment attributed for the nine months ended June 30, 2013. Also the refund of deposit of acquisition of a leasehold property is nil for the nine months ended June 30, 2013, as compared to $792,669 in same period of 2012.

Financing activities

No cash provided or used in financing activities for the nine months ended June 30, 2013, as compared to $1,141,444 net cash used in financing activities for the nine months ended June 30, 2012, which was the repayment to a shareholder.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: August 14, 2013	By:	/s/ Jing Wang
Jing Wang Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Xiaohong Peng
Xiaohong Peng Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

