Form 10-K
period 2013-09-30
Computer Graphics International Inc.
filed 2014-01-14
CIK 1242513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROMTO

Commission file number 000-51824

COMPUTER GRAPHICS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0715357

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 01B, 02/F, Podium Building, Guodu Golf Garden, North of Xinsha Road Futian District, Shenzhen People’s Republic of China	518048

(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of November 6, 2013 was $2,587,941, based on 7,394,118 shares of common stock held by non-affiliates valued at $0.35 per share, the last known sale price of the Registrant’s common stock.

As of Dec 31, 2013, the registrant had 16,331,854 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our ability to expand domestically and internationally in 2014;

•	our ability to create standardized and centralized production procedures and standards;

•	our ability to attract key technology and management personnel;

•	our ability to strengthen our existing technology in efficiency and technology integration, and create a high-standard internal procedure and quality monitoring system;

•	the market for 3D technology and our ability to achieve market share and develop new sales channels or other industry sales opportunities;

•	our ability to obtain additional capital in future years to fund our planned expansion;

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations; or

•	the loss of key members of our senior management and our qualified sales personnel.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•
the “Company,” “we,” “us,” and “our” refer to the combined business of (i) Computer Graphics International Inc.  or “CGII”,  a Nevada corporation, (ii) China Digital Image Organization Co., Limited, or “China Digital,” a Hong Kong limited company and wholly-owned subsidiary of CGII, (iii) Shenzhen Digital Image Technologies Co., Ltd, or “Shenzhen Holding Company,” a Chinese limited company and wholly-owned subsidiary of China Digital,  (iv) Guangzhou Digital Image Technologies Co., Ltd. “Guangzhou” (the “Operating Sub”);

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

Our headquarters are located in Shenzhen, China. We operate domestically with one branch in Guangzhou, PRC. Through our 3D imaging technology, we participate in the visual expression of construction-related industries and help our customers complete visual technological changes from hand painting to computer-aided visual displays. We endeavor to provide our customers with the most cost-effective 3D digital visual communication products and services through the combination of the latest visual technology and terminal display equipment.

Our revenues have decreased from $5,795,503 in fiscal year 2012 to $3,701,783 in fiscal year 2013, representing a decrease of approximately 36% year-over-year.

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

In connection the closing of the reverse acquisition, Thomas E. Mills, AMP’s former CEO, President, CFO, Secretary, Treasurer and a director, resigned from all offices that he held effective on March 31, 2011 and from his position as AMP’s director effective on April 25, 2011.  In addition, AMP increased the size of its board of directors to three directors and appointed Hua Zeng (Chairman of the Board), Jing Wang and Yongqing Ma as the directors of AMP effective on April 25, 2011.  In addition, AMP’s executive officer was replaced by the Operating Sub’s executive officers upon the closing of the reverse acquisition as indicated in more detail below.

As a result of our acquisition of China Digital, we now own all of the issued and outstanding capital stock of China Digital, which in turn owns all of the issued and outstanding capital stock of Shenzhen Holding Company.  Shenzhen Holding Company in turn owns our Operating Sub, Guangzhou Digital Image Technologies Co., Ltd.

China Digital was established in Hong Kong on August 5, 2009 to serve as an intermediate holding company.  Shenzhen Holding Company was established in the PRC in 2007.   On November 18, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Shenzhen Holding Company by China Digital, a Hong Kong entity.

Because of the common control between China Digital and the Operating Sub, for accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.

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

On September 26, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”).  Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to Shenzhen Holding Company in exchange for RMB six million (approximately $937,236).  Guangzhou was a recently formed start-up company involved in three dimensional technology. On December 27, 2011, the parties closed the purchase and sale of shares of Guangzhou pursuant to terms of the Acquisition Agreement.  In connection with the closing, Guangzhou's name was changed to "Guangzhou Digital Image Technologies Co., Ltd."

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into between Li Dongxiang and ZengXianguang (together, the “Sellers”) and three non-shareholder employees of Guangzhou Fanyutuo 3D Technology and Shenzhen Holding Company on September 26, 2011.

Extracts to the Supplemental Agreement are:

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for Shenzhen Holding Company;

ii)	5 working days after execution of the Supplemental Agreement 50% of the amount of $937,236 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)
5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with Shenzhen Holding Company, 30% of the amount of $937,236 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)
5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with Shenzhen Holding Company, 20% of the amount $937,236 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)
As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)
In the event that any one of the Sellers and the three non-shareholder employees left employment with Shenzhen Holding Company during the three years Agreement period, the acquisition price shall not establish.

The acquisition of Guangzhou was in essence to secure the long term employment of the Sellers and the three non-shareholder employees to work for Shenzhen Holding Company.

On August 22, 2012, the Company filed dissolution for Shenzhen Digital Image 3D Design and Development Co., Ltd. and discontinued its operation.

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

In 2009, the demand for 3D digital video - the industry that owns a type output that we help create for our customers - was more than one million minutes with more than RMB 40 billion market value alone. Taking additional value from related hardware construction, education and training, publications and exhibitions etc., the potential market value can be more than RMB 60 billion.  The demands of overall commercial 3D digital vision market can be more than RMB 100 billion annually with a growth rate of 20% to 50% each year.

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

Our Growth Strategy

Currently, we are focusing on the domestic real estate sector, which accounts for more than half of our total revenue, which we expect to continue at that pace for the near future.  In addition we have expanded our 3D digital technologies into other commercial sectors. For the year ended September 30, 2012, sales from the real estate industry and sales from other industries sector accounted for 61% and 39% of total sales, respectively. For the year ended September 30, 2013, sales from the real estate industry and sales from other industries sector accounted for 83% and 17% of total sales, respectively.

We intend to pursue the following strategies:

•
Make the transition from product manufacturing direction to the market applications direction: We will develop new business model, which focus on the third generation of cultural, and technological tourism industry.

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

7

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

Revenue Breakdown by Product

By product categories	2013	2012
Digital video technical products	69%	78%
Digital visual hardware products	31%	22%
Total	100%	100%

Supplier relationships

We outsource our hardware product needs to fulfill the customer project orders to reduce our overhead cost and seek the highest quality hardware components. The major categories include projectors, screens, display tables, audio devices, etc.

Our major suppliers are as following:

•	Guangzhou Fengying Electronic Technology Co., Ltd.
•	Shenzhen SEG Electronics Market Taidaying Computer Business
•	Shenzhen Xingchangrui Technology Co., Ltd.
•	Qingdao Daqi Information Engineering Co., Ltd..
•	Shenzhen Sanming Technology Co., Ltd.

Two of our suppliers accounted for more than 10% of our total supplier cost for the year ending September 30, 2013, compared to one of our suppliers accounted for more than 10% of our total supplier cost for the year ending September 30, 2012. We do not enter into long-term contracts with our suppliers. We maintain good relationships with them and select the most appropriate suppliers according to the specific needs for every customer order. We usually receive 30 day credit terms from our suppliers. For the fiscal years ending September 30, 2013 and September 30, 2012, our hardware cost accounted for approximately 52% and 24%, respectively, of our total cost of goods sold.

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

For the fiscal year ending September 30, 2013, one of our customers accounted for more than 10% of our total revenue, compared to fiscal year ending September 30, 2012, one of our customers accounted for more than 10% of our total revenue, while the largest five customers accounted for 37% and 31%of our total sales for the years ended September 30, 2013 and 2012, respectively, indicating a significant development on an extensive client base.

Our major customers include:

•	Yida(Fujian) Tourism GroupCo., Ltd.
•	Guizhou Colorful Vientiane Tourism City Development Properties Co., Ltd
•	JiangyinHailan Investment Holdings Limited
•	ShiyanDayangWuzhou Real Estate Development Co., Ltd
•	Shenzhen Shenfang Group Longgang Development Co., Ltd

We typically fulfill our customer orders within 30 days for both our digital technical products and hardware projects, which we believe is 30% more efficient than typical industry peers. We intend to keep the pricing of our products at a very competitive level in the foreseeable future.

Intellectual Property Rights

We are recognized as a software company by Economic Trade and Information Technology Commission of Shenzhen, China. We own six computer software copyrights currently. We are developing and applying for our multi-channel projection splicing system technology and dimensional sense image offset pixel value obtain technology.  We protect our intellectual property primarily by maintaining strict control over the use of production processes.  All our employees, including key employees and engineers, have signed our standard form of labor contracts, pursuant to which they are obligated to hold in confidence any of our trade secrets, know-how or other confidential information and not to compete with us.  In addition, for each project, only the personnel associated with the project have access to the related intellectual property.  Access to proprietary data is limited to authorized personnel to prevent unintended disclosure or otherwise using our intellectual property without proper authorization.  We will continue to take steps to protect our intellectual property.

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

Competition

The 3D digital technology industry is still very fragmented but competitive. Our competitors are a number of international and domestic enterprises that offer similar products and services. During 2013 we have faced strong competition from domestic small companies with lower operating costs.

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

Regulation of Income Taxes

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. The EIT Law and its implementing rules impose a unified EIT rate of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

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

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, an FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

Insurance

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business as summarized under “Risk Factors - Risks Related to Our Business - We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted.”

Employees

The table below details the various departments and number of employees in each.

Senior Management	3
Finance	6
Human Resources and office	9
Research & Development	7
Production	47
Sales and Marketing	29
Operations	3
Total	104

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

ITEM 1A. RISK FACTORS.

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

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel.  In particular, our success depends on the continuing employment of our Chairman, Hua Zeng, our Chief Executive Officer, Jing Wang, and our Chief Financial Officer, Xiaohong Peng.  There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

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

We rely on the approval certificates and business license held by Shenzhen Holding Company and any deterioration of the relationship between Shenzhen Holding Company and our Operating Sub could materially and adversely affect our business operations.

We operate our business in China on the basis of the approval certificates, business license and other requisite licenses held by Shenzhen Holding Company and our other Operating Sub.  There is no assurance that Shenzhen Holding Company and our Operating Sub will be able to renew their licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.97% and as low as 0.72%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of the Operating Sub constitutes a Round-trip Investment without MOFCOM approval.

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

Pursuant to a series of transactions completed in October 2010, China Digital acquired 100% of the equity interests of Shenzhen Holding Company (which directly wholly owns the Operating Sub).  Prior to and after this acquisition, both China Digital and Shenzhen Holding Company were controlled by the same party, HuaZeng.

The PRC regulatory authorities may take the view that the reverse acquisition transaction was part of an overall series of arrangements which constituted a Round-trip Investment, because at the end of these transactions, Mr. HuaZeng, individually and though Truth Giver Group Limited, became a major owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries.  The PRC regulatory authorities may also take the view that the registration of the acquisition of Shenzhen Holding Company with the relevant AIC and the filings with the SAFE may not be evidence that the acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the Share Exchange Agreement and its link with the acquisition.  If the PRC regulatory authorities take the view that the acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

On April 6, 2011, our subsidiary Shenzhen Digital Image Technologies Co., Limited entered into a lease agreement for the lease of a new main office of approximately 2,082 square meters in Shenzhen City.  The term of the lease began on April 16, 2011 and ends on April 30, 2016.  The monthly rent payable under the lease is RMB 93,673 (approximately $15,200), until the beginning of the third year of the lease, at which point the monthly rent shall be increased 5% per year.  We have one branch office in Guangzhou. We lease all our office space pursuant to lease agreements, which have expiration dates ranging from March 2016 to April 2016. We believe we can renew these leases on comparable terms to our existing leases.  The leased premises totals approximately 2,550 square meters. We believe that all leased space is in good condition and that the property is adequately insured by the owner.

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

Holders of Our Common Stock

As of December 31, 2013, we had 49 registered shareholders.

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

Substantially all of our revenues are earned by the Operating Sub. PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Computer Graphics International Inc. for the years ended September 30, 2012 and 2013 should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our headquarters are located in Shenzhen, China. We operate domestically with one branch Guangzhou office in the PRC. Through our 3D imaging technology, we participate in the visual expression of construction-related industries and help our customers complete visual technological changes from hand painting to computer-aided visual displays. We endeavor to provide our customers with the most cost-effective 3D digital visual communication products and services through the combination of the latest visual technology and terminal display equipment.

Our revenues have decreased to $3,701,783 in fiscal year 2013 from $ 5,795,503 in fiscal year 2012, representing a decline rate of approximately 36%.

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

As a result of our acquisition of China Digital, we now own all of the issued and outstanding capital stock of China Digital, which in turn owns all of the issued and outstanding capital stock of Shenzhen Holding Company.  Shenzhen Holding Company in turn owns our Operating Sub, Guangzhou Digital Image Technologies Co., Ltd.

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

On September 26, 2011, the Company’s wholly owned subsidiary Shenzhen Holding Company entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and ZengXianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”).  Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to Shenzhen Holding Company in exchange for RMB six million (approximately US$937,236).  Guangzhou is a recently formed start-up company involved in three dimensional technology. On December 27, 2011, the parties closed the purchase and sale of shares of Guangzhou pursuant to terms of the Acquisition Agreement.  In connection with the closing, Guangzhou's name was changed to "Guangzhou Digital Image Technologies Co., Ltd."

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

On April 6, 2012, the Company obtained the approval from the tax authority of PRC that it fulfills certain tax requirements of a company engaging in the design of software and integrated circuit and thereby it is entitled to preferential tax relief for EIT. The Company is exempted from EIT in the first two profitable financial years of operation and is further granted a 50% relief from the EIT for the following three financial years. As the approval is officially given to the Company in April, 2012, no refund of tax would be made in respect of the EIT paid by the Company for the fiscal years ended December 31, 2009 and 2010, with the 50% relief from EIT became effective from the financial year commencing on January 1, 2011.

Value Added Taxes- We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of September 30, 2013 and 2012, we accrued $9,591 of Unpaid VAT and $35,362 of Unpaid VAT, respectively.

Results of Operations

The following tables set forth key components of our results of operations for the years ended September 30, 2013 and September 30, 2012, both in dollars and as a percentage of our net sales.

	The year ended		The year ended
	September 30, 2012		September 30, 2013		Change
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	%
Net Sales	$5,795,503	100%	$3,701,783	100%	$(2,093,720)	(36)%
Cost of Sales	2,895,566	50%	2,502,025	68%	(393,541)	(14)%
Gross profit	2,899,937	50%	1,199,758	32%	(1,700,179)	(59)%
Selling, General and Administrative Expenses	4,419,803	76%	2,928,051	79%	(1,491,752)	(34)%
Operating Income	(1,519,866)	(26)%	(1,728,293)	(47)%	(208,427)	14%
Other Income and Interest Expense	145,998	2%	91,601	3%	(54,397)	(37)%
Loss Before Income Taxes	(1,373,868)	(24)%	(1,636,692)	(44)%	(262,824)	(19)%
Income Tax Credit	237,055	4%	-	-%	(237,055)	(100)%
Net Loss	$(1,136,813)	(20)%	$(1,636,692)	(44)%	$(499,879)	(44)%

Net Sales. Our net sales decreased to $3,701,783 for the year ended September 30, 2013 from $5,795,503 for the year ended September 30, 2012, representing a 36% decrease. The decrease is primarily due to strong competition from many small companies with low operating costs in the market.

Cost of Sales. Our cost of sales decreased to $2,502,025 for the year ended September 30, 2013 from $2,895,566 for the year ended September 30, 2012, representing a 14% decrease, which is mainly due to the decreased sales. The cost of goods sold per sales ratio increased to 68% for the year ended September 30, 2013 from 50% for the year ended September 30, 2012, mainly due to the increased hardware purchase cost which was partially offset by a decrease in the salary payment on production staff due to a reduction in staff.

Gross Profit. Our gross profit decreased to $1,199,758 for the year ended September 30, 2013 from $2,899,937 for the year ended September 30, 2012, representing a 59% decrease. This decrease was primarily due to the decreased sales and the increased cost of sales.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $2,928,051 for the year ended September 30, 2013 from $4,419,803 for the year ended September 30, 2012, representing a 34% decrease. The changes are mainly due to decreased cost related to fewer employees than last period

Other Income. Other income decreased to $91,601 for the year ended September 30, 2013 from $145,998 for the year ended September 30, 2012. This decrease was mainly due to the amount recovered from a sundry debtor decreased to zero for the year ended September 30, 2013 from $140,511 for the year ended September 30,2012, which was partially offset by increased subsidy income from the government,.

Loss Before Income Taxes. Our loss before income taxes increased to $1,636,692 for the year ended September 30, 2013 from $1,373,868 for the year ended September 30, 2012, representing a 19% increase.  The increase was mainly due to the decrease in gross profit..

Income Tax Credit. Our income Tax Credit was $Nil for the year ended September 30, 2013, compared to income tax credit $237,055 for the year ended September 30, 2012. This change was mainly due to the loss before income taxed for the year ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013 and September 30, 2012, we had cash and cash equivalents of $290,038 and $263,228, respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(All amounts in U.S. dollars)

	The Year Ended
	September 30,
	2012	2013
Net cash used in operating activities	$(246,562)	$(502,027)
Net cash provided by (used in) investing activities	833,065	(45,445)
Net cash (used in) provided by financing activities	(1,098,435)	547,480
Effects of Exchange Rate change in cash	(3,972)	26,802
Net (decrease) increase in cash and cash equivalents	(515,904)	26,810
Cash and cash equivalent at beginning of the period	779,132	263,228
Cash and cash equivalent at end of the period	$263,228	$290,038

Operating activities

Net cash used in operating activities was $502,027 for the year ended September 30, 2013, as compared to net cash used in operating activities of $246,562 for the year ended September 30, 2012. The change is attributable to the decrease in net income of $499,879, the increase of $45,620 in accounts receivable, the decrease of $69,145 in other receivables and deposits, the decrease of $4,246 in rental deposits, the increase of $37,800 in accounts payable, the increase of $27,195 in accrued expenses and other payable, the increase of $35,932 in value-added tax liability, and the increase of $55,118 in deferred revenue.

Investing activities

Net cash used in investing activities for the year ended September 30, 2013 was $45,445, as compared to $833,065 net cash provided by investing activities for the year ended September 30, 2012. The change was mainly attributable to acquisition of property and equipment, and disposal of property and equipment.

Financing activities

Net cash provided by financing activities for the year ended September 30, 2013 was $547,480, as compared to $1,098,435 net cash used in investing activities for the year ended September 30, 2012. The change was due to net proceeds from a short-term loan of $464,700 and proceeds from a shareholder of $82,780.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of September 30, 2013 and 2012 were $235,499 and $91,577, respectively.

Impairment of Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2013, there were no impairments of its long-lived assets.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended September 30, 2013 and 2012 included net income and foreign currency translation adjustments.

Foreign Currency Translation

As of September 30, 2013 and 2012, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency translation”, included in the Codification as ASC830, Foreign Currency Matters, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

The Company does not believe any other recently issued but not yet effective accounting standards from ASU 2013-01 to ASU 2013-12 , if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

The full text of our audited financial statements as of September 30, 2012 and 2013 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Jing Wang and Xiaohong Peng, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Wang and Ms. Peng concluded that as of September 30, 2013, our disclosure controls and procedures were not effective

(b) Management’s annual report on internal control over financial reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of September 30, 2013.

Our management identified the following material weaknesses in our internal control over financial reporting as of September 30, 2013:

•
Lack of full-time CFO.  Our CFO was appointed in June 2013 on a part time basis.  Accordingly, she may not have sufficient oversight of the financial reporting process.  In addition, our CFO lacks the requisite expertise in U.S. GAAP.

•
Lack of sufficient complement of personnel. In addition to our CFO, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of U.S. GAAP commensurate with our financial reporting requirements under the Exchange Act. This material weakness could result in a material misstatement of our consolidated financial statements due to misapplication of accounting principles. This lack of expertise to prepare, evaluate and review our financial statements in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting

33

•
Lack of independent Audit Committee. Additionally, we do not have an independent audit committee. Until such time as we appoint qualified independent directors to the Board of Directors and audit committee, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting

•
Lack of controls over the financial close and reporting process. We did not maintain effective controls, including monitoring, over our financial close and reporting process. Specifically, we do not have adequately designed controls to ensure the completeness, accuracy and restricted access to spreadsheets used in the period-end financial closing process. This control deficiency could result in errors in the performance of consolidations and the preparation of U.S. GAAP financial statements. Our CFO, and accounting personnel do not have sufficient knowledge, experience and training in maintaining books and records and preparing financial statements in accordance with US GAAP standards and SEC rules and regulations. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of US GAAP-based period end closing, consolidation of financial statements, and US GAAP conversion, are inadequate and were inadequately supervised.

Our management has identified the following steps to address the above weaknesses:

(1) We will hire, as needed, key accounting personnel with technical accounting expertise and reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

(2) We will employ, as needed, outside professionals to provide key accounting personnel ongoing technical trainings to ensure their proper understanding of newly announced accounting standards.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

(c) Changes in internal control over financial reporting

During the fiscal year ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Hua Zeng	32	Director (Chairman)
Jing Wang	38	Chief Executive Officer, President and a Director
Xiaohong Peng	42	Chief Financial Officer, Treasurer, Secretary and a Director

Hua Zeng  Mr. Zeng has served as Chairman of the Board of Directors of CGII since April 2011 and as Executive Director of China Digital since its incorporation in August 2009 and was one of the co-founders of China Digital.  He has served as the Chief Executive Officer of Shenzhen Holding Company since April 2009.  From June 2004 to April 2009 he served as the Chief Executive Officer of Shenzhen Digital Image 3D Design and Development Co., Ltd, one of our former operating subsidiaries.  From 2003 to 2004, he served as national brand promotion manager in Huipu (China). In 2004, he started to launch his own business and entered into 3D animation industry in 2006.  He graduated from the School of Arts and Crafts in Hangzhou and majored in decoration design.  Mr. Zeng was selected to serve as Chairman because of his experience in management and the digital graphics business.

Jing Wang Ms. Wang was elected as the Chief Executive Officer and President of the Company in March 2011 and has served as the General Vice President of Shenzhen Digital Image Technology Co., Ltd., our Operating Sub, since August 2006.  From June 2004 to August 2006, she served as a General Manager of the operations department within that company.  Her duties with Shenzhen Digital Image Technology Co., Ltd. began in customer service and she was ultimately promoted to General Manager of the operations department in April 2006.  She graduated from Hubei Huangshi College. Ms. Wang was selected to serve as a director because of her experience in marketing and customer relations.

Xiaohong Peng Effective June 1, 2013, the Company appointed Xiaohong Peng as a temporary Chief Financial Officer and a director. Ms. Peng has nearly 10 years working experience in finance. She is a qualified intermediate accountant in China.  She is familiar with accounting, financial management, tax and local policies and regulations. Before joining the company, Ms. Peng worked as the finance manager in Shenzhen Dianlifang Technology Co., Ltd. and before that she worked at Guilin Changhe Agricultural Development Co., Ltd. as financial controller. Ms. Peng graduated from Zhongnan University of Economics and Law.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in fiscal year 2013.

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

Code of Ethics

As of September 30, 2013, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Because of our relatively small size and because we have only three officers and directors, we believe a code of ethics would have limited utility at this time.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended September 30, 2012 and 2013

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000 during the fiscal year ended September 30, 2013.

Summary Compensation Table

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Hua Zeng, Chairman	2012	$18,504							$18,504
	2013	$29,278							$29,278
Jing Wang, Chief Executive	2012	$18,196	Nil	Nil	Nil	Nil	Nil	Nil	$18,196
Officer	2013	$27,326	Nil	Nil	Nil	Nil	Nil	Nil	$27,326
Xiaohong Peng, Chief Financial
Officer, Treasurer and Secretary	2013	Nil	Nil		Nil	Nil	Nil	Nil	Nil
Yongqing Ma, former Chief Financial	2012	$92,400							$92,400
Officer, Treasurer and Secretary (1)	2013	$22,500							$22,500

(1)           Ms. Ma resigned her positions with Company effective June 1, 2013.

Summary of Employment Agreements and Material Terms

On June 24, 2011, we entered into an employment agreement (the “CFO Agreement”) with Yongqing Ma, our former Chief Financial Officer (the “Executive”).  The term of the CFO Agreement is from April 1, 2011 to March 31, 2014.   This employment agreement was terminated on June 1, 2013.

Also pursuant to the agreement, the Executive received grants of 40,000 shares of the Company’s common stock on July 26, 2011and July 25, 2012. (such grants, the “Equity Grants”).An additional grant of 40,000 shares that was to be received in 2013 was forfeited as of September 30, 2013.

None of our other officers and directors has an employment agreement with the company.

The Operating Sub, our operating affiliates, are private limited companies organized under the laws of the PRC, and in accordance with PRC regulations, the salary of the Operating Sub’s executives is determined by their shareholders. In addition, each employee of the Operating Sub is required to enter into an employment agreement. Accordingly, all our Operating Sub’s employees, including management, have executed our employment agreement. Our Operating Sub’s employment agreements with their executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Jing Wang’s employment agreement provides for an annual salary of RMB 80,000 (approximately $13,000).

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreements, our Operating Sub currently does not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the status of all outstanding equity awards of the Company as of September 30, 2013.

Outstanding Equity Awards at September 30, 2013

		Option Awards						Stock Awards
Equity
									Equity	Incentive
									Incentive	Plan
									Plan	Awards:
								Value	Awards:	Market
							Number	of	Number	or Payout
				Equity			of	Shares	of	Value of
				Incentive			Shares	or	Unearned	Unearned
				Plan			or Units	Units	Shares,	Shares,
				Awards:			of	of	Units or	Units or
		Number of	Number of	Number of			Stock	Stock	Other	Other
		Securities	Securities	Securities			That	That	Rights	Rights
		Underlying	Underlying	Underlying			Have	Have	That	That
		Unexercised	Unexercised	Unexercised	Option	Option	Not	Not	Have Not	Have Not
		Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Vested	Vested	Vested
Name		Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)	(#)	(#)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jing Wang	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Xiaohong Peng	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yongqing Ma	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

For the year ended September 30, 2013, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan, there is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2012 and 2013.  We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2012 and 2013.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Jing Wang	Nil	Nil	Nil	Nil
Xiaohong Peng	Nil	Nil	Nil	Nil
Yongqing Ma	Nil	Nil	Nil	Nil

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended September 30, 2013 and currently no compensation arrangements are in place for the compensation of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of November 30, 2013 by (i) any person or group with more than 5% of any class of our voting stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 01B, 02/F, Podium Building, Guodu Golf Garden, North of Xinsha Road, Futian District, Shenzhen, 518048, People’s Republic of China.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of December 31, 2013 based upon 16,331,854 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership		Percent Common Stock

Hua Zeng	Chairman	4,685,706	(1)	28.7%

Jing Wang	Chief Executive Officer and a Director	4,512,154	(1)	27.6%

Xiaohong Peng	Chief Financial
	Officer, Treasurer, Secretary and Director	-		-
All officers and directors as a group (three persons named above)		8,937,736	(1)	54.73%

Well Trend Consultants Limited and Yueh Jen Chau(2) Room 1704, Fu Fai Commercial Center, 27 Hillier Street, Hong Kong		1,341,895		8.2%

* Less than 1%
- N/A

(1) 260,124 of such shares are indirectly owned through control and ownership of Truth Giver Group Limited, a company incorporated under the laws of the British Virgin Islands. Hua Zeng, our Chairman, and Jing Wang, our CEO and director, are the owners of Truth Giver Group Limited. Therefore, the 260,124 shares are reflected in the ownership of both Hua Zeng and Jing Wang; however the 260,124 shares are reflected only once in the total ownership of all officers and directors as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

There have been no transactions since October 1, 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

Under the independence standard set forth in Rule 4200(a) (15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under, none of the members of the Board of Directors are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

De Joya Griffith, LLC served as our principal independent accountants for the audit of the fiscal year ended September 30, 2013.   Clement C.W. Chan & Co. served as our principal independent accountants for the audit of the fiscal year ended September 30, 2012.

During the fiscal years ended September 30, 2013, fees for services provided by De Joya Griffith, LLC were as follows:

2013
Audit fees(1)	$62,000
Audit-related fees	-
Tax fees	-
All other fees	-
Total	$62,000

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

During the fiscal years ended September 30, 2012, fees for services provided by Clement C.W. Chan & Co. were as follows:

2012
Audit fees(1)	$80,000
Audit-related fees	-
Tax fees	-
All other fees	-
Total	$80,000

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by De Joya Griffith, LLC for our financial statements as of and for the year ended September 30, 2013.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

I. Listing of Documents

(1)    Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2013 and 2012
Consolidated Statements of Operations and Comprehensive Income for the Years Ended September 30, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended September 30, 2013 and 2012
Consolidated Statement of Stockholders’ Equity for the Years Ended September 30, 2013 and 2012
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

10.5
Letter of Intent for Share Purchase among Li Dongxiang, ZengXianguang and Shenzhen Digital Image Technology Co., Ltd. (English translation) dated September 26, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on October 20, 2011).

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

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: January 14, 2014	By:	/s/ Jing Wang
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

Signature	Capacity	Date

By: /s/ Jing Wang	Chief Executive Officer and Director	January 14, 2014
Jing Wang	(Principal Executive Officer)

By: /s/ Xiaohong Peng	Chief Financial Officer and Director	January 14, 2014
Xiaohong Peng	(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Hua Zeng	Chairman of the Board of Directors	January 14, 2014
Hua Zeng

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Notes to Consolidated Financial Statements	F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Computer Graphics International Inc.

We have audited the accompanying consolidated balance sheets of Computer Graphics International Inc. (the “Company”) as of September 30, 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  Computer Graphics International Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Graphics International Inc. as of September 30, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
January 14, 2014

Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

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

Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
28 December, 2012

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN USD, EXCEPT SHARES)

	Notes	September 30,	September 30,
		2013	2012
ASSETS

Current Assets
Cash and cash equivalents		$290,038	$263,228
Accounts receivable, net of provision of $235,499 (September 30, 2012 : $91,577)		277,386	361,575
Value-added tax recoverable		-	35,402
Other receivables		150,424	220,572
Total Current Assets		717,848	880,777

Property and equipment, net of accumulated depreciation of $584,640 (September 30, 2012: $350,484)	3	575,597	777,189
Rental deposits	14	37,251	40,361
Monies held by a legal firm/Deposit for acquisition of a subsidiary	13	65,026	268,393

Total Assets		$1,395,722	$1,966,720

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Short term loan	4	$471,437	$-
Accounts payable		52,393	13,640
Accrued expenses and other payable		525,291	497,702
Deferred revenue		55,917	-
Total Current Liabilities		1,105,038	511,342

Amount due to a stockholder	5	838,844	754,582
Total Liabilities		1,943,882	1,265,924

Stockholders' Equity (Deficit)
Common stock, US$0.0001 par value, 900,000,000 shares authorized, 16,331,854 and 16,331,854 shares issued and outstanding at September 30, 2013 and 2012 respectively (#)	7	1,633	1,633
Additional paid-in capital (#)		1,124,411	1,129,351
Common stock issued for prepaid service	8	-	(336,454)
Statutory reserves	9	500,088	500,088
Accumulated other comprehensive income		304,088	247,866
Accumulated deficit		(2,478,380)	(841,688)
Total Stockholders' Equity (Deficit)		(548,160)	700,796

Total Liabilities and Stockholders' Equity (Deficit)		$1,395,722	$1,966,720

(#)  Reflects the 1-for-2.18 reverse split of the Company's outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD, EXCEPT SHARES)

	2013	2012
Sales	$3,701,783	$5,795,503

Cost of sales	(2,502,025)	(2,895,566)

Gross profit	1,199,758	2,899,937

Selling, general and administrative expenses	(2,928,051)	(4,419,803)

Loss from operations	(1,728,293)	(1,519,866)

Other Income
Amount recovered from a sundry debtor	-	140,511
Interest income	654	1,058
Interest expense	(4,262)	-
Sundry income	115,615	9,373
Bank charges	(3,415)	(4,944)
Non operation expense	(16,991)	-

Total other income	91,601	145,998

Loss before income taxes	(1,636,692)	(1,373,868)

Income tax credit	-	237,055

Net loss	$(1,636,692)	$(1,136,813)

Other comprehensive income
Foreign currency translation gain	56,222	28,068

Comprehensive loss	$(1,580,470)	$(1,108,745)

Net loss per common share (*)
Basic (in dollars per share)	$(0.10)	$(0.07)

Weighted average common shares outstanding (*)
Basic (in shares)	$16,331,854	$16,301,717

(*) Reflects the 1-for-2.18 reverse split of the Company’s outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,636,692)	$(1,136,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid post combination employee benefit	208,314	205,050
Amount recovered from a sundry debtor	-	(140,511)
Depreciation	266,896	213,431
Allowance for doubtful accounts	139,185	-
Inducement fee	-	473,192
Share-based payment expense	336,454	390,994

Changes in operating assets and liabilities:
Accounts receivable	(45,620)	(51,131)
Value-added tax recoverable/payable	35,932	(29,447)
Other receivables, net	69,145	(161,363)
Rent deposits	4,246	-
Inventory	-	2,101
Accounts payable	37,800	(15,949)
Accrued expense and other payable	27,195	269,872
Deferred revenue	55,118	-
Income tax payable	-	(265,988)

Net cash used in operating activities	(502,027)	(246,562)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(87,808)	(96,099)
Amount recovered from a sundry debtor	-	140,511
Refund of deposit for acquisition of a leasehold property	-	788,653
Disposal of property and equipment	42,363	-

Net cash (used in) provided by investing activities	(45,445)	833,065

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	480,724	-
Repayment of short-term loan	(16,024)	-
Proceeds from a stockholder	82,780	-
Repayment to a stockholder	-	(1,098,435)

Net cash provided by (used in) financing activities	547,480	(1,098,435)

Effect of exchange rate changes on cash and cash equivalents	26,802	(3,972)

Net increase (decrease) in cash and cash equivalents	26,810	(515,904)
Cash and cash equivalents, beginning balance	263,228	779,132
Cash and cash equivalents, ending balance	$290,038	$263,228

Cash paid during the period for:
Income tax	$-	$26,362
Interest paid	$4,262	$-

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER GRAPHICS INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012
(AMOUNTS IN USD, EXCEPT SHARES)

				Common				Total
	Common	Common	Additional	Stock Issued		Other		Stockholders
	Stock	Stock	Paid-in	For Prepaid	Statutory	Comprehensive	Accumulated	Equity
	Outstanding *	Amount *	Capital *	Service	Reserves	Income	Deficit	(Deficit)

Balance September 30, 2011	16,291,854	1,629	1,079,649	(677,742)	500,088	219,798	295,125	1,418,547
Foreign currency translation adjustments	-	-	-	-	-	28,068	-	28,068
Issuance of common stock to employee- note 8	40,000	4	49,702	-	-	-	-	49,706
Record of amortization of prepaid services- note 8f	-	-	-	341,288	-	-	-	341,288
Loss for the year ended September 30, 2012							(1,136,813)	(1,136,813)

Balance September 30, 2012	16,331,854	$1,633	$1,129,351	$(336,454)	$500,088	$247,866	$(841,688)	$700,796
Foreign currency translation adjustments	-	-	-	-	-	56,222	-	56,222
Record of amortization of prepaid service	-	-	-	336,454	-	-	-	336,454
Recognition of share-based payments- note 8	-	-	(4,940)	-	-	-	-	(4,940)
Loss for the year ended September 30, 2013							(1,636,692)	(1,636,692)

Balance September 30, 2013	16,331,854	$1,633	$1,124,411	$-	$500,088	$304,088	$(2,478,380)	$(548,160)

 * The above information has been restated to reflect the 1-for-2.18 reverse split of the Company's common stock effected on June 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 1 - ORGANIZATION

Computer Graphics International Inc. (“CGII” or “the Company”) (formerly known as AMP Productions, Ltd.), was incorporated under the laws of the State of Nevada on February 27, 2003. China Digital Image Organization Co., Limited (“China Digital”) was incorporated in Hong Kong on August 5, 2009. China Digital holds 100% of Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”), a company incorporated in Shenzhen, Peoples’ Republic of China (“PRC”), and ultimately holds 100% of Guangzhou Digital Image Technologies Co., Ltd. (“GDIT”), accompany incorporated in Guangzhou, PRC.

Pursuant to a series of transactions completed in October, 2010, China Digital became the holding company of SDIT (the "Group Reorganization"). In October, 2010, China Digital acquired a 100% interest in SDIT at a consideration of CNY2,000,000 (equivalent to $283,265). Prior to and after this acquisition, both China Digital and SDIT were controlled by the same party, Hua Zeng. In August, 2010, SDIT acquired a 100% interest of Shenzhen Digital Image 3D Design and Development Co., Ltd. (“SHENZHEN 3D DESIGN”). Prior to and after this acquisition, both SDIT and SHENZHEN 3D DESIGN were controlled by Hua Zeng.

Since China Digital, SDIT and SHENZHEN 3D DESIGN were under common control of the ultimate controlling party, Hua Zeng both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SDIT and the group structure had been in existence throughout the years ended September 30, 2013 and 2012 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

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

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

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

Note 2 - GOING CONCERN

The accompanying audited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $1,636,692 for the year ended September 30, 2013 and had accumulated deficits of $2,478,380 at September 30, 2013. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the management decided to close some less profitable branches and laid off excessive staff. Furthermore, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company on November 16, 2013. The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and represent the historical results of the consolidated group. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the year ended September 30, 2013, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

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

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation (continued)

For Reverse Acquisition

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All inter-company accounts, transactions and profits have been eliminated in consolidation.

Employee Benefits

In respect of the Company’s acquisition of a subsidiary, Guangzhou as referred to in note 1, management considers that the amount of acquisition price of $937,236 (CNY6,000,000), should be accounted for as employee benefits under Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income on the following basis :

i)       50% of the amount $937,236 i.e. $487,694 (CNY3,000,000) [September 30, 2012: $471,350 (CNY3,000,000)] paid to the Sellers 5 working days after execution of the Supplemental Agreement was in the nature of inducement fee for securing the employment of the Sellers and the three non-shareholder employees. The payment should be accounted for as employee benefits and charged to the Consolidated Statement of Income and Comprehensive Income upon payment.

ii)      50% of the amount $937,236 i.e. $487,694 (CNY3,000,000) [September 30, 2012: $471,350 (CNY3,000,000)] will continue to be held under escrow as monies held by a legal firm for meeting future contingent payment under the terms of payment as set out in note 1 :

$292,616 (CNY1,800,000) [September 30, 2012 : $282,810 (CNY1,800,000)] is payable to the Sellers on completion of the two years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of two years commencing from September 26, 2011.

The remaining amount of $195,078 (CNY1,200,000) [September 30, 2012: $188,540 (CNY1,200,000)] is payable to the Sellers on completion of the three years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of three years commencing from September 26, 2011.

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

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

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

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended September 30, 2013 and 2012 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of September 30, 2013 and 2012.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of September 30, 2013 and 2012.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The amount recovered from a sundry debtor US$140,511 is accounted for in accordance with ASC450-30 (“Contingent gain”).  The receivable represented a sundry debtor in Guangzhou’s financial statements which amount was considered as no value (detailed refer to note 1 Organization) as of the acquisition date of Guangzhou, so the asset was not recorded as of the acquisition date.  However, the receivable, as a contingent asset under ASC450, was recovered and realized on August, 2012 and was recorded as income in the year ended September 30, 2012.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  There was $235,499 and $91,577 allowance for doubtful accounts as of September 30, 2013 and 2012.

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

Furniture and fixture	5 years
Leasehold improvement	5 years
Motor vehicles	10 years
Office equipment	3-5 years

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued)

As of September 30, 2013 and 2012 Property and Equipment consist of the following:

	September 30, 2013	September 30, 2012

Furniture and fixture	$129,025	$148,845
Leasehold improvement	487,694	473,634
Motor vehicles	132,127	44,722
Office equipment	411,391	460,472
	1,160,237	1,127,673
Less: Accumulated Depreciation	(584,640)	(350,484)
Property and equipment, net	$575,597	$777,189

Depreciation expense for the years ended September 30, 2013 and 2012was $266,896 and $213,431, respectively.

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50). The Company recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity. This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, non forfeitable equity instruments, the note or receivable should be displayed as contra-equity by the grantor. The Company as grantor interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) the grant date fair value of the shares, stock options and other equity-based compensation over the requisite service period.

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

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2013 and September 30, 2012, there were no impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the years ended September 30, 2013 and 2012, the Company incurred advertising expenses of Nil and $36,023, respectively.

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling.  The Company classifies shipping and handling fees as part of selling, general and administrative expenses.  For the years ended September 30, 2013 and 2012, the Company incurred shipping and handling fees and costs of $5,242 and $16,898, respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in Selling, general and administrative expenses in the Statements of Operations and Comprehensive Income (Loss). The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At September 30, 2013 and September 30, 2012, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company has diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery.  For the years ended September 30, 2013 and 2012, one customer and one customer accounted for more than 10% of net revenue, respectively.  As of September 30, 2013 and 2012, five and four customers accounted for more than 5% of net accounts receivable, respectively (note 12).  For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles - Goodwill and Other (ASC Topic 350). In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

The Company does not believe any other recently issued but not yet effective accounting standards from ASU 2013-01 to ASU 2013-12 , if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 4 - SHORT-TERM LOAN

Short-term loan represents borrowings from commercial banks that are due within one year which consisted of the following:

	September 30, 2013	September 30, 2012
Loan from China Construction Bank	$471,437	$-
	$471,437	$-

On August 9, 2013, the Company obtained an unsecured short-term bank loan of $487,694 (RMB 3,000,000) from China Construction Bank that bore an annual interest rate at 8.4% and will be due on August 8, 2014. For the year ended September 30, 2013, the Company repaid $16,024 principal in September 2013. The remaining balance should be repaid RMB100,000 ($16,256) monthly from October 2013, and all residual amounts be paid when due.

The interest expense for the years ended September 30, 2013 and 2012 was $4,262 and Nil, respectively.

Note 5 - DUE TO A STOCKHOLDER

As of September 30, 2013 and 2012, the Company has amount due to a shareholder of $838,844 and $754,582, respectively. The amount due to a stockholder is unsecured, interest-free and will not be required to repay to the stockholder until such time that the Company has the necessary financial resources to repay the amount due.

Note 6 - INCOME TAXES

The Company operates in more than one jurisdiction with its main operations conducted in PRC and virtually no activities in USA, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	2013	2012

Income tax at U.S. statutory rate (34%)	$(556,475)	$(467,115)
Foreign rate differential	276,309	295,382
Expenses not deductible for tax (share-based payment)	112,715	76,905
Tax effect of unrecognized temporary difference	-	80,498
Over-provision in previous years	-	(265,988)
Others	167,451	43,263

Income tax credit	$-	$(237,055)

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

Provision for income taxes for the year ended September 30, 2012 consisted entirely of current taxes for the operations in PRC.  There was no significant deferred tax differences in year ended September 30, 2013 and 2012.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 6 - INCOME TAXES (CONTINUED)

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as of September 30, 2013 and September 30, 2012 were as follows:

	As of
	September 30, 2013	September 30, 2012

Balance	$157,063	$54,865

USA	-	-
Hong Kong	17,754	37,002
PRC	149,697	65,196
	324,514	157,063
Less: valuation allowance	(324,514)	(157,063)
Deferred income tax benefit, net of valuation allowance	$-	$-

Increase in valuation allowance for the years ended September 30, 2013 and 2012 was $167,451 and $102,198 respectively.

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

For the years ended September 30, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

Income tax payable in the Consolidated Balance Sheets is comprised as follows:

	September 30, 2013	September 30, 2012

Balance brought forward	$-	$(263,417)
Current tax provision for the year	-	237,055
Tax paid during the year	-	26,362
Balance brought forward	$-	$-

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 7 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock of par value of $0.0001 per share.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2013, no preferred stock was issued.

Note 8 - SHARE BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,894 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”).  The consultancy services are to be performed for three years after signing the Consultancy Agreement.  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865.  The fair value of the shares issued per share was based on the quoted market price of CGII’s shares. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed.  For the years ended September 30, 2013 and 2012, the Company amortized share-based payment expenses of $336,454 and $341,288 respectively. The share-based payment expenses were amortized in full as of September 2013.  There is no tax benefit related to the share-based payment expense recognized.

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totaling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company. The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200. The fair value of the shares issued per share is based on the quoted market price of CGII’s shares. 40,000 shares were issued on July 26, 2011, with the other 40,000 shares issued on July 25, 2012. The remaining 40,000 shares were unvested at September 30, 2012.  For the year ended September 30, 2012, the Company recognized $49,706 as share-based payment expense.  The total cost related to non-vested shares not yet recognized as of September 30, 2012 was $15,371, and would have been recognized and accounted for as separate awards based on the grant date value of the shares to be issued in each tranche over the requisite service period up to June 2013.

On May 31, 2013, Yongqing Ma resigned from her position for personal reasons effective as of the same day. Under the employment agreement dated June 24, 2011 signed between the Company and Yongqing Ma. “On each of June 30, 2011, 2012 and 2013, the Company will issue to Executive 40,000 shares of its restricted common stock. In the event of Executive’s resignation or in the event of a termination by the Company of Executive’s employment, Executive shall not be entitled to receive any of such shares to which she is not already entitled at the time of such event.” 40,000 Stock Options were forfeited as of September30, 2013.

As of September 30, 2013, 80,000 shares with a grant date fair value of $80,800 were vested. 40,000 shares were issued on July 26, 2011, with the other 40,000 shares issued on July 25, 2012.

The following is a summary of the option activity:

Number of Options

Outstanding as of September 30, 2012	120,000
Granted	-
Exercised	-
Forfeited	40,000
Outstanding as of September 30, 2013	80,000

For the years ended September 30, 2013 and 2012, the Company recognized Nil and $49,706 respectively as share-based payment expense.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 8 - SHARE BASED PAYMENTS (CONTINUED)

The Company therefore recognized share-based payment expenses to non-employees and employees in the aggregate amounts of $336,454 and $390,994 for the years ended September 30, 2013 and 2012, respectively.

Note 9 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2013 and 2012, the Company had allocated $500,088 and $500,088 in aggregate to these non-distributable reserve funds, respectively.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2013 and 2012, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income

Balance at September 30, 2011	219,798	219,798
Change for 2012	28,068	28,068

Balance at September 30, 2012	$247,866	$247,866
Change for 2013	56,222	56,222

Balance at September 30, 2013	$304,088	$304,088

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Five and four customers accounted for more than 5% of accounts receivable at September 30, 2013 and 2012, totaling 78% and 54% respectively. For the years ended September 30, 2013 and 2012, one and one customer accounted for greater than 10% of total sales amounts, totaling 21% and 14% respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

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

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS (CONTINUED)

50% of the amount $937,236 i.e. $487,694 (September 30, 2012: $471,350) (CNY3,000,000) was then paid to the Sellers following execution of the Supplemental Agreement and that the remaining balance $487,694 (September 30, 2012: $471,350) (CNY3,000,000) remains under the custody of the legal firm witnessing the transaction under Escrow for future payments to the Sellers in accordance with the terms of the Supplemental Agreement.

The Company therefore accounts for:

(a)
50% of the amount, $487,694 (September 30, 2012: $471,350) (CNY3,000,000) that was paid to the Sellers following execution of the Supplemental Agreement as employee benefits and expensed to consolidated statement of income and comprehensive income;

(b)
30% of the amount, $292,616 (September 30, 2012: $282,810) (CNY1,800,000) is expensed over the two years Agreement period with the corresponding entry credited to provision for employee benefits in the balance sheet.

(c)
20% of the amount, $195,078 (September 30, 2012: $188,540) (CNY1,200,000) is expensed over the three years Agreement period with the corresponding entry credited to provision for employee benefits in the balance sheet.

In total, the Company incurred employee benefits of US$208,314 and $678,242 for the year ended September 30, 2013 and 2012 respectively under the Acquisition Agreement and the Supplemental Agreement.

As of September 30, 2013 and 2012, the unamortized balances of employee benefits were $60,079 and $268,393, respectively.

Note 14 - NON-FINANCIAL IMPACT OF THE COMPANY

Leases commitment and rental deposits

As of September 30, 2013, the Company had total future aggregate minimum lease payments under non-cancellable operating leases for the Company’s office premises located in PRC as follows:

September 30, 2013

Within 1 year	$267,182
1 - 2 year	279,470
2 - 3 year	161,549

$708,201

Rental deposits paid for leasing of the office premises in the sum of $37,251 (September 30, 2012: $40,631) are recorded as non-current asset as the lease expires over 1 year.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(AMOUNTS IN USD)

Note 15 - SUBSEQUENT EVENTS

For the year ended September 30, 2013, the Company has evaluated subsequent events for potential recognition disclosure.  There were no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

