Form 10-Q
period 2013-12-31
Computer Graphics International Inc.
filed 2014-03-27
CIK 1242513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of March 20, 2014, there were outstanding 16,331,854 shares of the Registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index to consolidated financial statements

Page
Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013	F-2
Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 31, 2013 and 2012	F-3
Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012	F-4
Notes to the Consolidated Financial Statements	F-5 – F-19

COMPUTER GRAPHICS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN USD, EXCEPT SHARES)

	Notes	December 31,	September 30,
		2013	2013
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents		$185,394	$290,038
Accounts receivable, net of provision of $275,958 (September 30, 2013 : $235,499)		156,274	277,386
Other receivables		207,388	150,424
Total Current Assets		549,056	717,848

Property and equipment, net of accumulated depreciation of $638,589 (September 30, 2013 : $584,640)	3	525,721	575,597
Rental deposits	14	36,367	37,251
Monies held by a legal firm/Deposit for acquisition of a subsidiary	13	49,068	65,026

Total Assets		$1,160,212	$1,395,722

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Short term loan	4	$425,254	$471,437
Accounts payable		25,564	52,393
Accrued expenses and other payable		586,661	525,291
Deferred Revenue		51,409	55,917
Total Current Liabilities		1,088,888	1,105,038

Amount due to a stockholder	5	724,195	838,844
Total Liabilities		1,813,083	1,943,882
Stockholders' Deficit
Common stock, US$0.0001 par value, 900,000,000 shares
authorized, 16,331,854 and 16,331,854 shares issued and
outstanding at December 31,2013 and September 30, 2013 respectively (#)	7	1,633	1,633
Additional paid-in capital (#)		1,124,411	1,124,411
Statutory reserves	9	500,088	500,088
Accumulated other comprehensive income		299,364	304,088
Accumulated deficit		(2,578,367)	(2,478,380)
Total Stockholders' Deficit		(652,871)	(548,160)

Total Liabilities and Stockholders' Deficit		$1,160,212	$1,395,722

(#) Reflects the 1-for-2.18 reverse split of the Company's outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

COMPUTER GRAPHICS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)
(AMOUNTS IN USD, EXCEPT SHARES)

	For Three Months Ended
	2013	2012

Sales	$834,037	$1,085,904

Cost of sales	(359,385)	(1,032,437)

Gross profit	474,652	53,467

Selling, general and administrative expenses	(575,367)	(688,264)

Loss from operations	(100,715)	(634,797)

Other Income
Interest income	177	127
Interest expense	(9,700)	-
Sundry income	11,179	8,242
Bank charges	(928)	(710)
Non operation expense	-	(9,542)

Total other income (expenses)	728	(1,883)

Net loss	$(99,987)	$(636,680)

Other comprehensive income
Foreign currency translation loss (gain)	4,724	(8,618)

Comprehensive loss	$(104,711)	$(628,062)

Net loss per common share (*)
Basic (in dollars per share)	$(0.01)	$(0.04)
Diluted (in dollars per share)	$(0.01)	$(0.04)

Weighted average common shares outstanding (*)
Basic (in shares)	16,331,854	16,301,717
Diluted (in shares)	16,331,854	16,301,717

(*) Reflects the 1-for-2.18 reverse split of the Company’s outstanding common stock effected on June 7, 2011.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

COMPUTER GRAPHICS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)
(AMOUNTS IN USD)

	For Three Months Ended
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,987)	$(636,680)
Adjustments to reconcile net loss to net cash
provided by / (used in) operating activities:
Amortization of prepaid post combination employee benefit	16,316	51,686
Depreciation	52,707	102,151
Allowance for doubtful accounts	38,924
Share-based payment expense	-	90,262
Changes in operating assets and liabilities:
Accounts receivable	83,586	91,644
Value-added tax recoverable/payable	-	(19,334)
Other receivables, net	(56,826)	58,251
Rent deposits	1,110	-
Accounts payable	(27,084)	142,494
Accrued expense and other payable	61,221	(101,768)
Deferred revenue	(4,838)	-
Net cash provided by / (used in) operating activities	65,129	(221,294)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(1,546)
Disposal of property and equipment	560	40,291
Net cash provided by investing activities	560	38,745
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loan	(48,948)	-
Proceeds from a stockholder	-	252,014
Proceeds to a stockholder	(114,863)	-
Net cash (used in) provided by financing activities	(163,811)	252,014
Effect of exchange rate changes on cash and cash equivalents	(6,522)	693
Net (decrease) increase in cash and cash equivalents	(104,644)	70,158
Cash and cash equivalents, beginning balance	290,038	263,228
Cash and cash equivalents, ending balance	$185,394	$333,386
Cash paid during the period for:
Income tax	$-	$-
Interest paid	$9,700	$-

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2013

(UNAUDITED)

 (AMOUNTS IN USD)

Note 1 - ORGANIZATION

Computer Graphics International Inc. (“CGII” or “the Company”) (formerly known as AMP Productions, Ltd.), was incorporated under the laws of the State of Nevada on February 27, 2003. China Digital Image Organization Co., Limited (“China Digital”) was incorporated in Hong Kong on August 5, 2009. China Digital holds 100% of Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”), a company incorporated in Shenzhen, Peoples’ Republic of China (“PRC”), and ultimately holds 100% of Shenzhen Digital Image 3D Design and Development Co., Ltd. (“SHENZHEN 3D DESIGN”) and Guangzhou Digital Image Technologies Co., Ltd. (“GDIT”), the companies incorporated in Shenzhen and Guangzhou, PRC, respectively.

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

Since China Digital, SDIT and SHENZHEN 3D DESIGN were under common control of the ultimate controlling party, Hua Zeng both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The Consolidated Financial Statements have been prepared on the basis as if China Digital had always been the holding company of SDIT and SHENZHEN 3D DESIGN and the group structure had been in existence throughout the periods ended December 31, 2013 and 2012 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 1 - ORGANIZATION (CONTINUED)

On September 26, 2011, the Company’s wholly owned subsidiary, SDIT entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd, the then recently formed start-up company involved in three dimensional technology (“Guangzhou”). Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for CNY6,000,000 (equivalent to $981,354).  There is no prior relationship between the Company and its affiliates and Guangzhou and its affiliates.

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into between Li Dongxiang and Zeng Xianguang (together, the “Sellers”) and three non-shareholder employees of Guangzhou Fanyutuo 3D Technology and SDIT on September 26, 2011.

Extracts to the Supplemental Agreement are :-

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

ii)	5 working days after execution of the Supplemental Agreement 50% of the amount of $981,354 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)	5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with SDIT, 30% of the amount of $981,354 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)	5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with SDIT, 20% of the amount $981,354 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)	As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)	In the event that any one of the Sellers and the three non-shareholder employees left employment with SDIT during the three years Agreement period, the acquisition price shall not establish.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 2 - GOING CONCERN

The accompanying audited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $99,987 for the three months ended December 31, 2013 and had accumulated deficit of $2,578,367 at December 31, 2013. These create an uncertainty about the Company’s ability to continue as a going concern. In this regard, the management decided to close some less profitable branches and laid off excessive staff. Furthermore, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company. The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended September 30, 2013. The results for the three months ended December 31, 2013, are not necessary indicative of the results to be expected for the full year ending September 30, 2014.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and represent the historical results of the consolidated group. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the three months ended December 31, 2013, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

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

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation (continued)

For Reverse Acquisition

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company accounts, transactions and profits have been eliminated in consolidation.

Employee Benefits

In respect of the Company’s acquisition of a subsidiary, Guangzhou as referred to in note 1, management considers that the amount of acquisition price of $981,354 (CNY6,000,000), should be accounted for as employee benefits under Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income on the following basis :-

i)	50% of the amount $981,354 i.e. $490,677 (CNY3,000,000) paid to the Sellers 5 working days after execution of the Supplemental Agreement was in the nature of inducement fee for securing the employment of the Sellers and the three non-shareholder employees. The payment should be accounted for as employee benefits and charged to the Consolidated Statement of Income and Comprehensive Income upon payment.

ii)	50% of the amount $981,354 i.e. $490,677 (CNY3,000,000) will continue to be held under escrow as monies held by a legal firm for meeting future contingent payment under the terms of payment as set out in note 1 :

$294,406 (CNY1,800,000) [September 30, 2013 : $292,616 (CNY1,800,000)] is payable to the Sellers on completion of the two years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of two years commencing from September 26, 2011.

The remaining amount of $196,271 (CNY1,200,000) [September 30, 2013 : $195,078 (CNY1,200,000] is payable to the Sellers on completion of the three years employment by the Sellers and the three non-shareholder employees with SDIT. This contingent payment will therefore be expensed in a systematic basis over the period of three years commencing from September 26, 2011.

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

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended December 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of December 31, 2013 and September 30, 2013.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of December 31, 2013 and September 30, 2013.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded based on the Company’s historical collection history. There was $275,958 and $235,499 allowance for doubtful accounts as of December 31, 2013 and September 30, 2013.

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

Furniture and fixture	5 years
Leasehold improvement	5 years
Motor vehicles	10 years
Office equipment	3-5 years

Property and Equipment (continued)

As of December 31, 2013 and September 30, 2013 Property and Equipment consist of the following:

	December 31, 2013	September 30, 2013

Furniture and fixture	$130,011	$129,025
Leasehold improvement	490,677	487,694
Motor vehicles	133,181	132,127
Office equipment	410,441	411,391
	1,164,310	1,160,237
Less: Accumulated Depreciation	(638,589)	(584,640)
Property and equipment, net	$525,721	$575,597

Depreciation expense for the three months ended December 31, 2013 and 2012 was $52,707 and $102,151, respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2013 and September 30, 2013, there were no impairments of its long-lived assets.

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

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the three months ended December 31, 2013 and 2012, the Company incurred advertising expenses of $Nil and $Nil respectively.

Shipping and Handling Fees

The Company follows FASB ASC Topic 605-45, “Handling Costs, Shipping Costs”. The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling fees as part of selling, general and administrative expenses. For the three months ended December 31, 2013 and 2012, the Company incurred shipping and handling expenses of $1,995 and $2,247 respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in Selling, general and administrative expenses in the Statements of Operations and Comprehensive Income (Loss). The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At December 31, 2013 and September 30, 2013, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has diversified customer base. The majority of sales are either cash receipt in advance or cash receipt upon delivery. During the three months ended December 31, 2013, two customers accounted for 11% and 11% of net revenue, respectively. During the three months ended December 31, 2012, two customers accounted for 33% and 13% of net revenue, respectively. As of December 31, 2013 and September 30, 2013, six and five customers accounted for more than 5% of net accounts receivable, respectively (note 12). For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 4 - Short term loan

Short-term loan represent borrowings from commercial bank that are due within one year which consisted of the following:

	December 31, 2013	September 30, 2012
Loan from China Construction Bank	$425,254	$471,437
	$425,254	$471,437

On August 9, 2013, the Company obtained a short-term bank loan of $487,694 (RMB 3,000,000) from China Construction Bank that bore an annual interest rate at 8.4% and will be due on August 8, 2014.

The interest expense for the three months ended December 31, 2013 and 2012 was $9,700 and Nil, respectively.

Note 5 - DUE TO A STOCKHOLDER

As of December 31, 2013 and September 30, 2013, the Company has amount due to a shareholder of $724,195 and $838,844, respectively. The amount due to a stockholder is unsecured, interest-free and will not be required to repay to the stockholder until such time that the Company has the necessary financial resources to repay the amount due.

Note 6 - INCOME TAXES

The Company operates in more than one jurisdiction with its main operations conducted in PRC and virtually no activities in USA, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

The reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows :

	Three Months Ended December 31,
	2013	2012

Income tax at U.S. statutory rate (34%)	$(33,996)	$(216,471)
Foreign rate differential (2013 :12.5%, 2012 : 12.5%)	19,498	117,416
Expenses not deductible for tax (share-based payment)	-	30,689
Others	14,498	68,366

Income tax (credit)/expense	$-	$-

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

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 6 - INCOME TAXES (CONTINUED)

Deferred Income Tax Asset

The primary components of temporary differences which might give rise to the Company’s deferred tax assets as of December 31, 2013 and September 30, 2013 were as follows:

	As of
	December 31, 2013	September 30, 2013

Balance	$324,514	$157,063

USA	-	-
Hong Kong	8,247	17,754
PRC	6,251	149,697
	339,012	324,514
Less: valuation allowance	(339,012)	(324,514)
Deferred income tax benefit, net of valuation allowance	$-	$-

Increase in valuation allowance for the three months ended December 31, 2013 and 2012 was $14,498 and $68,265 respectively.

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

For the three months ended December 31, 2013 and 2012, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company has not received any notice of examination by any tax authority in major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax positions in all past years.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 7 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 900,000,000 shares of common stock of par value of $0.0001 per share.

The Company is authorized to issue up to 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2013, no preferred stock was issued.

Note 8 - SHARE BASED PAYMENTS

On April 19, 2011, the Company issued 1,341,894 shares of the Company’s common stock to Well Trend, an independent party, in exchange for certain consulting services pursuant to the terms of a consultancy agreement dated September 25, 2010 between Well Trend and China Digital (“Consultancy Agreement”). The consultancy services are to be performed for three years after signing the Consultancy Agreement. The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.763 per share (adjusted for the effect on 1-for-2.18 reverse stock split) and the total fair value of the shares issued was $1,023,865. The fair value of the shares issued per share was based on the quoted market price of CGII’s shares. The total fair value of the shares issued would be recognized as share-based payment expense over the period that the consultancy services are performed. For the three months ended December 31, 2013 and 2012, the Company amortized share-based payment expenses of Nil and $85,322 respectively. The share-based payment expenses were amortized in full as of September 2013. There is no tax benefit related to the share-based payment expense recognized.

On June 24, 2011, the Company signed an employment agreement with Yongqing Ma pursuant to which the Company agreed to issue to Yongqing Ma 40,000 shares of its restricted common stock on each of June 30, 2011, 2012 and 2013 (totaling 120,000 shares), as partial remuneration to Yongqing Ma for acting as the chief financial officer of the Company. The fair value of the shares issued was $1.01 per share at the grant date and the total fair value based on grant date fair value of the 120,000 shares issued is $121,200. The fair value of the shares issued per share is based on the quoted market price of the Company’s shares.

On May 31, 2013, Yongqin Ma resigned from her position for personal reasons effective as of the same day. Under the employment agreement dated June 24, 2011 signed between the Company and Yongqin Ma, due to Ms. Ma’s resignation, she forfeited the final payment of 40,000 shares payable on June 30, 2013.

As of December 31, 2013, 80,000 shares with a grant date fair value of $80,800 were vested. 40,000 shares were issued on July 26, 2011, with the other 40,000 shares issued on July 25, 2012.

The following is a summary of the option activity:

Number of Options

Outstanding as of September 30, 2013	80,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of December 31, 2013	80,000

For the three months ended December 31, 2013 and 2012, the Company recognized Nil and $90,262 respectively as share-based payment expense.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 9 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of income after tax and the cumulative allocations are not to exceed 50 percent of registered capital. However, voluntary allocations to statutory reserves are not prohibited. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2013 and September 30, 2013, the Company had allocated $500,088 and $500,088 in aggregate to these non-distributable reserve funds, respectively.

Note 10 - OTHER COMPREHENSIVE INCOME

Balance of after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2013 and September 30, 2013, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income

Balance at September 30, 2012	$247,866	$247,866
Change for 2013	56,222	56,222

Balance at September 30, 2013	$304,088	$304,088
Change for three months period ended December 31, 2013	(4,724)	(4,724)

Balance at December 31, 2013	$299,364	$299,364

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Six and five customers accounted for more than 5% of accounts receivable at December 31, 2013 and September 30, 2013, totaling 82% and 78% respectively. For the three months ended December 31, 2013 and 2012, two and two customers accounted for greater than 10% of total sales amounts, totaling 22% and 46% respectively.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS

On September 26, 2011, the Company’s wholly-owned subsidiary Shenzhen Digital Image Technologies Co., Ltd. (“SDIT”) entered into a Letter of Intent for Share Purchase (the “Acquisition Agreement”) with Li Dongxiang and Zeng Xianguang (together, the “Sellers”) with respect to the shares of Guangzhou Fanyutuo 3D Technology Co., Ltd. (“Guangzhou”), a recently formed start-up company involved in three dimensional technology. Pursuant to the terms of the Acquisition Agreement, the Sellers agreed to sell all of the capital stock of Guangzhou to SDIT in exchange for $981,354 (CNY6,000,000).

A Supplemental Letter of Intent for Share Purchase Agreement (“Supplemental Agreement”) was entered into on September 26, 2011.

Extracts to the Supplemental Agreement are:

i)	The Sellers and three non-shareholder employees of Guangzhou guarantee themselves to work for SDIT;

ii)	5 working days after execution of the Supplemental Agreement 50% of the amount of $981,354 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iii)	5 working days after completion of two years employment by the Sellers and the three non-shareholder employees with SDIT, 30% of the amount of $981,354 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

iv)	5 working days after completion of three years employment by the Sellers and the three non-shareholder employees with SDIT, 20% of the amount $981,354 (CNY6,000,000) shall be paid to the Sellers through the legal firm witnessing the transaction;

v)	As the Supplemental Agreement forms part and parcel of the Acquisition Agreement, in accordance with the terms of the Acquisition Agreement, any dispute arising from the Agreement, both parties shall resolve by mutual negotiations or in the event of such negotiations fail, the dispute should be resolved by arbitrations or by Court Action in PRC;

vi)	In the event that any one of the Sellers and the three non-shareholder employees left employment with SDIT during the three years Agreement period, the acquisition price shall not establish.

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

On September 28, 2011, SDIT paid the full amount of $981,354 (CNY6,000,000) to the legal firm witnessing the transaction under Escrow.

COMPUTER GRAPHICS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(AMOUNTS IN USD)

(UNAUDITED)

Note 13 - MONIES HELD BY A LEGAL FIRM AND PROVISION FOR EMPLOYEE BENEFITS(CONTINUED)

50% of the amount $981,354 i.e. $490,677 (CNY3,000,000) was then paid to the Sellers following execution of the Supplemental Agreement and that the remaining balance $490,677 (CNY3,000,000) remains under the custody of the legal firm witnessing the transaction under Escrow for future payments to the Sellers in accordance with the terms of the Supplemental Agreement.

The Company therefore accounts for :

(a)	50% of the amount, $490,677 (CNY3,000,000) that was paid to the Sellers following execution of the Supplemental Agreement as employee benefits and expensed to consolidated statement of income and comprehensive income;

(b)	30% of the amount, $294,406 (CNY1,800,000) is expensed over the two years Agreement period with the corresponding entry credited to provision for employee benefits in the balance sheet.

(c)	20% of the amount, $196,271 (CNY1,200,000) is expensed over the three years Agreement period with the corresponding entry credited to provision for employee benefits in the balance sheet.

In total, the Company incurred employee benefits of US$16,316 and $51,686 for the three months ended December 31, 2013 and 2012 respectively under the Acquisition Agreement and the Supplemental Agreement.

As of December 31, 2013 and September 30, 2013, the unamortized balances of employee benefits were $43,763 and $60,079, respectively.

Note 14 - NON-FINANCIAL IMPACT OF THE COMPANY

Leases commitment and rental deposits

As of December 31, 2013, the Company had total future aggregate minimum lease payments under non-cancelable operating leases for the Company’s office premises located in PRC as follows:

December 31, 2013

Within 1 year	$271,229
1 - 2 year	284,969
2 - 3 year	90,136

$646,334

Rental deposits paid for leasing of the office premises in the sum of $36,367 (September 30, 2013: $37,251) are recorded as non-current asset as the lease expires over 1 year.

Note 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition disclosure. There were no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Computer Graphics International Inc. should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included in this quarterly report and the company’s annual report for the year ended September 30, 2013. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in our annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our net sales decreased to $834,037 for the three months ended December 31, 2013 from $1,085,904 for the three months ended December 31, 2012, representing a 23% decrease.

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

Results of Operations

The following tables set forth key components of our results of operations for the three months ended December 31, 2013 and December 31, 2012, both in dollars and as a percentage of our net sales.

	Three months ended		Three months ended
	December 31, 2013		December 31, 2012		Change
		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	%
Net Sales	$834,037	100%	$1,085,904	100%	$(251,867)	(23)%
Cost of sales	359,385	43%	1,032,437	95%	(673,052)	(65)%
Gross profit	474,652	57%	53,467	5%	421,185	788%
Selling, general and administrative expenses	575,367	69%	688,264	63%	(112,897)	(16)%
Loss from operations	(100,715)	(12)%	(634,797)	(58)%	534,082	84%
Other income and interest expense	728	0%	(1,883)	0%	2,611	(139)%
Loss before income taxes	(99,987)	(12)%	(636,680)	(58)%	536,693	(84)%
Income tax expense	-	-	-	-	-	-
Net income	$(99,987)	(12)%	$(636,680)	(58)%	$536,693	(84)%

Net Sales. Our net sales decreased to $834,037 for the three months ended December 31, 2013 from $1,085,904 for the three months ended December 31, 2012, representing a 23% decrease. The decrease is primarily due to strong competition from many small companies with low operating costs in the market.

Cost of Sales. Our cost of sales decreased to $359,385 for the three months ended December 31, 2013 from $1,032,437 for the three months ended December 31, 2012, representing a 65% decrease. The cost of goods sold per sales ratio decreased to 43% for the three months ended December 31, 2013 from 95% for the three months ended December 31, 2012, mainly due to decreased hardware cost related to decreased sales.

Gross Profit. Our gross profit increased to $474,652 for the three months ended December 31, 2013 from $53,467 for the three months ended December 31, 2012, representing a 788% increase. This increase was primarily due to the decreased cost of sales.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $575,367 for the three months ended December 31, 2013 from $688,264 for the three months ended December 31, 2012, representing a 16% decrease. The changes are mainly due to decreased expenses related to less employee benefit than last period.

Other Income (Expenses). Other income increased to $728 for the three months ended December 31, 2013 from other expenses $1,883 for the three months ended December 31, 2012. This increase was mainly due to increased subsidy income of $11,179 netting of increased interest expenses of $9,700.

Loss Before Income Taxes. Our loss before income taxes decreased to $ 99,987 for the three months ended December 31, 2013 from $636,680 for the three months ended December 31, 2012, representing an 84% decrease.  The decrease was mainly due to the decrease in cost of sales.

Income tax expenses. Our income tax expense was nil for the three months ended December 31, 2013 and December 31, 2012 because there was no taxable income.

Liquidity and Capital Resources

As of December 31, 2013 and December 31, 2012, we had cash and cash equivalents of $185,394 and $333,386, respectively, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(all amounts in U.S. dollars)

	The Three Months Ended
	December 31,
	2013	2012
Net cash provided by (used in) operating activities	$65,129	$(221,294)
Net cash provided by investing activities	560	38,745
Net cash (used in) provided by financing activities	(163,811)	252,014
Effects of exchange rate change in cash	(6,522)	693
Net (decrease) increase in cash and cash equivalents	(104,644)	70,158
Cash and cash equivalent at beginning of the period	290,038	263,228
Cash and cash equivalent at end of the period	$185,394	$333,386

Operating activities

Net cash provided in operating activities was $65,129 for the three months ended December 31, 2013, as compared to net cash used in operating activities of $221,294 for the three months ended December 31, 2012. The change is attributable to the decrease in net loss of $536,693, the decrease of $83,586 in accounts receivable, the increase of $56,826 in other receivables, the decrease of $27,084 in accounts payable, the increase of $61,221 in accrued expenses and other payable, the decrease of $1,110 in rent deposits, the decrease of $4,838 in deferred revenue.

Investing activities

Net cash provided by investing activities for the three months ended December 31, 2013 was $560, as compared to $38,745 net cash provided by investing activities for the three months ended December 31, 2012. The change was attributable to disposal of property and equipment.

Financing activities

Net cash used in financing activities for the three months ended December 31, 2013was $163,811, as compared to $252,014 net cash provided by financing activities for the three months ended December 31, 2011.The change was due to repayment of a short-term loan of $48,948 and proceeds to a shareholder of $114,863.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on January 14, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine safety disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits:
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101.	INS*	XBRL Instance Document
101.	SCH*	XBRL Taxonomy Extension Schema Document
101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER GRAPHICS INTERNATIONAL INC.

Date: March 27, 2014	By:	/s/ Jing Wang
Jing Wang Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2014	By:	/s/ Xiaohong Peng
Xiaohong Peng Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

